Form 10-Q
period 1998-09-30
RHYTHMS NET CONNECTIONS INC
filed 1998-12-07
CIK 1065869

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 --------------


                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998






                        Commission File Number 333-59393


                           RHYTHMS NETCONNECTIONS INC.


State of Incorporation:  Delaware              I.R.S. Employer ID #: 33-0747515

Address:  7337 South Revere Parkway, Suite 100     Telephone #: (303)476-4200
          Englewood, Colorado  80112-3931










Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days Yes      No  X
                                                  ---     ---

As of December 7, 1998, a total of 6,683,108 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

                           RHYTHMS NETCONNECTIONS INC.

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

The following are three-month quarterly and nine-month year-to-date, as applicable, consolidated financial statements of the Registrant as of and through September 30, 1998.

                          RHYTHMS NETCONNECTIONS INC.
                          CONSOLIDATED BALANCE SHEET

                                                                                  December 31,      (Unaudited)
                                                                                      1997         September 30,
                                                                                   (restated)           1998
                                                                                  ------------     --------------
ASSETS:
   Current assets:

      Cash and cash equivalents                                                   $ 10,166,000      $ 20,236,000
      Short-term investments                                                            --           133,703,000
      Accounts, loans, and other receivables, net                                       --             1,179,000
      Inventory                                                                         --               285,000
      Prepaid expenses and other current assets                                         95,000           160,000
                                                                                  ------------      ------------

      Total current assets                                                          10,261,000       155,563,000

   Equipment and furniture, net                                                      1,621,000         3,166,000
   Collocation fees, net                                                               327,000         8,740,000
   Deferred debt issue costs                                                            --            6,274,000
   Other assets                                                                         32,000           239,000
                                                                                  ------------      ------------

                                                                                  $ 12,241,000     $ 173,982,000
                                                                                  ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current liabilities:
      Current portion of longterm debt                                               $ 126,000         $ 333,000
      Accounts payable                                                                 992,000         4,340,000
      Accrued expenses                                                                 335,000         1,665,000
                                                                                  ------------      ------------

      Total current liabilities                                                      1,453,000         6,338,000

   Long-term debt                                                                      442,000           528,000
   13.5% senior discount notes, net                                                     --           152,115,000
   Other liabilities                                                                    --               209,000
                                                                                  ------------      ------------

      Total liabilities                                                              1,895,000       159,190,000
                                                                                  ------------      ------------

   Mandatorily redeemable Common Stock warrants                                         --             6,567,000
                                                                                  ------------      ------------

   Stockholders' equity:

      Series A Convertible Preferred Stock, $0.001 par value; 17,000,000 shares authorized in 1997, 12,900,000 shares in 1998; 12,490,000
          shares issued and outstanding in 1997, 12,855,094 shares in 1998              12,000            13,000
      Series B Convertible Preferred Stock, $0.001 par value; no shares authorized in 1997, 4,044,943 shares in 1998; no shares issued
          and outstanding in 1997, 4,044,943 shares in 1998                             --                 4,000
      Common Stock, $0.001 par value; 45,529,412 shares authorized in
          1997, 66,708,243 shares in 1998; 2,068,518 shares issued and
          outstanding in 1997, 6,645,608 shares in 1998                                  2,000             7,000
      Treasury Stock, at cost; 365,096 shares                                           --               (19,000)
      Additional paid-in capital                                                    14,012,000        34,547,000
      Deferred compensation                                                         (1,258,000)       (2,875,000)
      Accumulated deficit                                                           (2,422,000)      (23,452,000)
                                                                                  ------------      ------------

      Total stockholders' equity                                                    10,346,000         8,225,000
                                                                                  ------------      ------------

                                                                                  $ 12,241,000     $ 173,982,000
                                                                                  ------------      ------------

     The accompanying notes are an integral part of these financial statements.

                           RHYTHMS NETCONNECTIONS INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                     (Unaudited)
                                                                                     Period from
                                                          (Unaudited)                February 27,      (Unaudited)
                                                       Three Months Ended          1997 (inception)    Nine Months
                                                  ------------------------------       through            ended
                                                  September 30,    September 30,     September 30,    September 30,
                                                      1997             1998              1997              1998
                                                  -------------    -------------   ----------------   -------------
REVENUE:
   Service and installation, net                    $    --        $     166,000         $    --        $     248,000
                                                    ----------     -------------         ----------     -------------

OPERATING EXPENSES:
   Network and service costs                             --            1,404,000              --            2,072,000
   Selling, general, and administrative                834,000         7,059,000            938,000        14,040,000
   Depreciation and amortization                         --              472,000              --              507,000
                                                    ----------     -------------         ----------     -------------

      Total operating expenses                         834,000         8,935,000            938,000        16,619,000
                                                    ----------     -------------         ----------     -------------

LOSS FROM OPERATIONS                                  (834,000)       (8,769,000)          (938,000)      (16,371,000)
                                                    ----------     -------------         ----------     -------------

OTHER INCOME AND EXPENSE:
   Interest  income                                     55,000         2,160,000             55,000         3,834,000
   Interest expense (including amortized
      debt discount and issue costs)                     --           (5,280,000)             --           (8,501,000)
   Other                                                 --                8,000              --                8,000
                                                    ----------     -------------         ----------     -------------

NET LOSS                                            $ (779,000)    $ (11,881,000)        $ (883,000)    $ (21,030,000)
                                                    ----------     -------------         ----------     -------------



NET LOSS PER SHARE:
   Basic                                            $    (0.43)    $       (4.17)        $    (0.49)    $       (9.49)
                                                    ----------     -------------         ----------     -------------
   Diluted                                          $    (0.43)    $       (4.17)        $    (0.49)    $       (9.49)
                                                    ----------     -------------         ----------     -------------


SHARES USED IN COMPUTING NET LOSS
   PER SHARE:
      Basic                                          1,801,470         2,850,914          1,801,470         2,216,188
                                                    ----------     -------------         ----------     -------------
      Diluted                                        1,801,470         2,850,914          1,801,470         2,216,188
                                                    ----------     -------------         ----------     -------------


     The accompanying notes are an integral part of these financial statements.

                                  RHYTHMS NETCONNECTIONS INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   (Unaudited)
                                                                                   Period from
                                                                                   February 27,       (Unaudited)
                                                                                 1997 (inception)     Nine Months
                                                                                      through            ended
                                                                                   September 30,      September 30,
                                                                                        1997              1998
                                                                                 ----------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $       (883,000)    $ (21,030,000)
   Adjustments to reconcile net loss to net cash used for
      operating activities:
         Depreciation of equipment and furniture                                            --              470,000
         Amortization of collocation fees                                                   --               37,000
         Amortization of debt discount and deferred debt issue costs                        --            8,446,000
         Amortization of deferred compensation                                            102,000           407,000
         Changes in assets and liabilities:
            Increase in accounts, loans, and other receivables                              --           (1,179,000)
            Increase in inventory                                                           --             (285,000)
            Increase in prepaid expenses and other current assets                         (14,000)          (65,000)
            Increase in other assets                                                       (5,000)         (207,000)
            Increase in accounts payable                                                   80,000         2,708,000
            Increase in accrued expenses                                                   41,000         1,330,000
            Increase in other liabilities                                                   --              209,000
                                                                                 ----------------     -------------

            Net cash used for operating activities                                       (679,000)       (9,159,000)
                                                                                 ----------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of shortterm investments                                                       --         (133,703,000)
   Purchases of equipment and furniture                                                   (42,000)       (7,981,000)
   Payment of collocation fees                                                           (215,000)       (8,450,000)
                                                                                 ----------------     -------------

            Net cash used for investing activities                                       (257,000)     (150,134,000)
                                                                                 ----------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from leasing company for equipment                                              --            6,606,000
   Proceeds from issuance of 13.5% senior discount notes                                    --          150,365,000
   Payment of debt issue costs on 13.5% senior discount notes                               --           (6,403,000)
   Proceeds from borrowings on longterm debt                                                --              432,000
   Repayments on longterm debt                                                              --             (139,000)
   Proceeds from issuance of Common Stock                                                   3,000           229,000
   Proceeds from issuance of Preferred Stock                                            6,137,000        18,292,000
   Purchase of Treasury Stock                                                               --              (19,000)
                                                                                 ----------------     -------------

            Net cash provided by financing activities                                   6,140,000       169,363,000
                                                                                 ----------------     -------------

Net increase in cash and cash equivalents                                               5,204,000        10,070,000
Cash and cash equivalents at beginning of period                                            --           10,166,000
                                                                                 ----------------     -------------

Cash and cash equivalents at end of period                                       $      5,204,000     $   20,236,000
                                                                                 ----------------     -------------

Supplemental schedule of cash flow information:
   Cash paid for interest                                                        $          --        $      53,000
                                                                                 ----------------     -------------

Supplemental schedule of noncash financing activities:
   Equipment purchases payable, to be financed through operating leases          $          --        $     640,000
                                                                                 ----------------     -------------
   Warrants issued in conjunction with senior discount notes                     $          --        $   6,567,000
                                                                                 ----------------     -------------

     The accompanying notes are an integral part of these financial statements.

                          RHYTHMS NETCONNECTIONS INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                Series A Convertible        Series B Convertible
                                                   Preferred Stock             Preferred Stock              Common Stock
                                                  $0.001 par value            $0.001 par value            $0.001 par value
                                                --------------------       ----------------------       --------------------
                                                # Shares       Amount       # Shares       Amount       # Shares      Amount
                                                ----------    --------     ---------       -------      ---------    -------
Balance at December 31, 1997                    12,490,000    $ 12,000         --          $ --         2,068,518    $ 2,000

Issuance of Common Stock upon exercise
   of options ($0.05 per share exercise
   price) (unaudited)                               --           --            --            --         4,577,090      5,000
Issuance of Series A Preferred Stock for
   cash ($0.80 per share) in February 1998
   (unaudited)                                     365,094       1,000         --            --             --          --
Issuance of Series B Preferred Stock for
   cash ($4.45 per share) in March 1998
   (unaudited)                                      --           --        4,044,943         4,000
Deferred compensation from grant of options
   to purchase Common Stock (unaudited)             --           --            --            --             --          --
Amortization of deferred compensation
   (unaudited)                                      --           --            --            --             --          --
Purchase of Treasury Stock for cash ($0.05
   per share) in September 1998 (unaudited)         --           --            --            --             --          --
Net loss through September 30, 1998
   (unaudited)                                      --           --            --            --             --          --
                                                ----------    --------     ---------       -------      ---------    -------

Balance at September 30, 1998 (unaudited)       12,855,094    $ 13,000     4,044,943       $ 4,000     6,645,608     $ 7,000
                                                ----------    --------     ---------       -------      ---------    -------


                                                 Treasury Stock
                                                     at cost              Additional                                     Total
                                              ---------------------        Paid-In       Deferred      Accumulated   Stockholders'
                                              # Shares       Amount        Capital     Compensation      Deficit        Equity
                                              ----------    --------    ------------   ------------   ------------   -------------
Balance at December 31, 1997                      --        $  --       $ 14,012,000   $ (1,258,000)  $ (2,422,000)  $  10,346,000

Issuance of Common Stock upon exercise
   of options ($0.05 per share exercise
   price) (unaudited)                             --           --            224,000        --              --             229,000
Issuance of Series A Preferred Stock for
   cash ($0.80 per share) in February 1998
   (unaudited)                                    --           --            291,000        --              --             292,000
Issuance of Series B Preferred Stock for
   cash ($4.45 per share) in March 1998
   (unaudited)                                    --           --         17,996,000        --              --          18,000,000
Deferred compensation from grant of options
   to purchase Common Stock (unaudited)           --           --          2,024,000     (2,024,000)        --              --
Amortization of deferred compensation
   (unaudited)                                    --           --            --             407,000         --             407,000
Purchase of Treasury Stock for cash ($0.05
   per share) in September 1998 (unaudited)      365,096     (19,000)        --             --              --             (19,000)
Net loss through September 30, 1998
   (unaudited)                                    --           --            --             --         (21,030,000)    (21,030,000)
                                                 -------  ----------    ------------   ------------  -------------    ------------

Balance at September 30, 1998 (unaudited)        365,096  $  (19,000)   $ 34,547,000   $ (2,875,000) $ (23,452,000)   $  8,225,000
                                                 -------  ----------    ------------   ------------  -------------    ------------

     The accompanying notes are an integral part of these financial statements.

                           RHYTHMS NETCONNECTIONS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

THE COMPANY: RHYTHMS NetConnections Inc. (the "Company"), a Delaware corporation, was organized under the name Accelerated Connections Inc. effective February 27, 1997. The Company's name was changed to RHYTHMS NetConnections Inc. as of August 15, 1997. The Company is in the business of providing high-speed data communications services on an end-to-end basis to business customers and end users. The Company began service trials in the San Diego, California, market in December 1997 and began commercial operations in San Diego effective April 1, 1998.

The Company's ultimate success depends upon, among other factors, rapidly expanding the geographic coverage of its network services; entering into interconnection agreements with incumbent local exchange carriers, some of which are competitors or potential competitors of the Company; deploying network infrastructure; attracting and retaining customers; accurately assessing potential markets; continuing to develop and integrate its operational support system and other back office systems; obtaining any required governmental authorizations; responding to competitive developments; continuing to attract, retain, and motivate qualified personnel; and continuing to upgrade its technologies and commercialize its network services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these matters and failure to do so could have a material adverse effect on the Company's business, prospects, operating results, and financial condition. As the Company continues the development of its business, it will seek additional sources of financing to fund its development. If unsuccessful in obtaining such financing, the Company will continue expansion of its operations on a reduced scale based on its existing capital resources.

INTERIM RESULTS (UNAUDITED): The accompanying consolidated financial statements should be read in conjunction with the Company's financial statements included in Amendment No. 3 to Form S-4 as filed with the Securities and Exchange Commission on October 19, 1998.

The accompanying consolidated financial statements (unaudited) have been prepared in accordance with generally accepted accounting principles for interim financial information and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring accruals, that are necessary for the fair statement of results for the unaudited interim periods. The data disclosed in these notes to consolidated financial statements is also unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement date, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the interim period are not necessarily indicative of the results to be expected for a full fiscal year or for any future periods.

NOTE 2 - NET LOSS PER SHARE:

The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share ("EPS") is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period in addition to the weighted average number of common stock equivalents outstanding for the period. For the interim periods ended September 30, 1998 and 1997, the diluted net loss per share computations excludes 41,771,084 and 12,280,000 shares, respectively, subject to conversion or repurchase by the Company, since the effect of these shares would be antidilutive.

NOTE 3 - SUBSEQUENT EVENTS:

Effective October 21, 1998, the Company began an exchange offer of its $290,000,000 principal amount at maturity of 13.5 percent Senior Discount Notes that would allow for registration of such notes under the Securities Act of 1933, as amended. The exchange offer was completed November 20, 1998, at which time $289,000,000 of the notes had been exchanged for registered notes that have substantially the same terms and conditions as the unregistered notes, except that the registered notes are not subject to the restrictions on resale or transfer that apply to the unregistered notes.

Effective November 4, 1998, the Company completed a two-for-one split of its Common Stock. As a result of this stock split, the Company's number of authorized shares (including Common and Preferred) increased to 83,653,186. The accompanying consolidated financial statements have been restated for all periods presented to reflect the stock split.

                           RHYTHMS NETCONNECTIONS INC.

                                     PART I
                        FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on the consolidated financial statements of Rhythms NetConnections Inc. (the "Company" or "Rhythms") and the notes thereto and should be read in conjunction with such consolidated financial statements and related notes thereto presented previously. Certain statements set forth below constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Risk Factors" and "Business" sections contained in the Company's Amendment No. 3 to Form S-4 as filed with the Securities and Exchange Commission on October 19, 1998. The Company disclaims any obligation to update information contained in any forward-looking statement.

RESULTS OF OPERATIONS:

During the first nine months of fiscal year 1998, the Company continued the development of its business operations. Commercial service commenced April 1, 1998 in the San Diego market and June 1, 1998 in San Francisco. The Company launched its East Bay and San Jose operations in July 1998 and its Los Angeles operations in September 1998. Build-outs and development of additional markets continued in accordance with the Company's initial rollout of 11 markets expected to be completed during the first half of 1999.

During the first quarter of 1998, the Company received $18,000,000 from the sale of its Series B Preferred Stock. During the second quarter, the Company issued 13.5 percent senior discount notes due 2008 in the principal amount at maturity of $290,000,000, combined with total warrants to purchase an aggregate 1,972,000 shares of Common Stock, for net proceeds to the Company of $143,962,000 (after issuance costs). Also during the second quarter, the Company entered into a 36-month lease line that provides for up to $24,500,000 in equipment.

THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues recorded during the third quarter reflect the continued penetration of the San Diego and San Francisco markets and initial sales in the East Bay, San Jose, and Los Angeles markets. Revenues comprise primarily DSL service and installation charges, net of discounts given to customers upon service establishment. Network service costs for the quarter also reflect the increases in commercial service and include customer installation costs, line and backbone expenses, the cost of customer premise equipment, equipment operating leases, and repair and support costs.

Selling, general, and administrative expenses for the quarter were $7,059,000 and reflect a continued increase in staffing levels, increased marketing efforts coinciding with the launch of commercial services, and increased legal fees associated with development of additional markets.

Interest income of $2,160,000 for the quarter was generated from the Company's invested cash balances, which included the proceeds from the issuance of debt and warrants during the second quarter in the net amount of $143,962,000. The Company recorded $5,259,000 in amortized debt discount and costs during the quarter, a direct result of the debt issuance. The debt issuance discount of $139,635,000 is being amortized using the effective interest method through May 15, 2003. The value ascribed to warrants of $6,567,000 and debt issuance costs of approximately $6,403,000 are being amortized using the effective interest method over the period the notes are outstanding (ten years).

The Company continues to be in a net operating loss tax position through September 30, 1998; consequently, no provision for income taxes was recorded in the first through third quarters of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues and network and service costs were insignificant during the first quarter of fiscal year 1998 as a result of alpha and beta customer tests, while second quarter revenues and network and service costs reflect penetration of the San Diego and San Francisco markets and third quarter revenues reflect operations in the additional markets of East Bay, San Jose, and Los Angeles, as discussed above in the third quarter results.

For the first nine months of 1998, selling, general, and administrative expenses of $14,041,000 reflect the continued increase in staffing levels, marketing efforts, and legal fees as discussed above in the third quarter results.

Interest income of $3,834,000 through September 30, 1998 was generated from the invested cash balances as discussed in the third quarter results above, with a majority of the income recorded in the third quarter. The Company recorded $8,446,000 in amortized debt discount and costs during the first nine months of 1998, a direct result of the debt issuance, as discussed above in the third quarter results.


CHANGES IN FINANCIAL POSITION:

Through December 31, 1997, the Company had issued $12,576,000 in Common and Series A Preferred Stock. During the first quarter of fiscal 1998, the Company received proceeds of $18,000,000 upon the issuance of Series B Preferred Stock and received $521,000 from other Common and Series A Preferred Stock issuances. On May 5, 1998, the Company received proceeds of $143,962,000 upon the issuance of 13.5 percent senior discount notes and associated warrants (see "Results of Operations" discussion above). Additionally, during the first nine months of 1998, the Company received $6,606,000 cash from a sale/leaseback agreement and borrowed a net $293,000 on an existing financial institution loan.

As discussed above in "Results of Operations," the Company launched commercial services during 1998 and continued its market build-out and development efforts. The result on financial condition was increased operating losses, increased accounts payable and accrued expenses, increased collocation expenditures, and smaller increases in accounts receivable, inventory, and other assets.


LIQUIDITY AND CAPITAL RESOURCES:

As discussed above in "Results of Operations" and "Changes in Financial Position," through September 30, 1998 the Company had financed its operations primarily through the issuance of senior discount notes for net proceeds of $143,962,000, private placements of equity totaling $31,097,000, utilization of operating equipment leases totaling $26,500,000, and borrowings under a note payable from a financial institution of $1,000,000. As of September 30, 1998, the Company had an accumulated deficit of $23,452,000, cash and cash equivalents of $20,236,000, and short-term investments of $133,703,000.

Through September 30, 1998, the net cash used in the Company's operating activities of $9,159,000 primarily related to selling, general, and administrative expenses. Cash used by the Company for collocation fees was $8,450,000. Net cash provided by financing activities, including the senior discount note issuance, was $169,363,000. The cash provided by financing activities also included $18,292,000 from the issuance of Preferred Stock in March 1998, and payment of $6,403,000 in debt issuance costs.

The 13.5 percent senior notes were issued at a discount; cash proceeds from the issuance were $150,365,000 and the Company incurred approximately $6,403,000 in debt issue costs for net proceeds of $143,962,000. The notes accrete in value through May 15, 2003 at a rate of 13.5 percent per annum, compounded semi-annually; no cash interest will be payable prior to that date. The debt issue costs are being amortized using the effective interest method over the period the notes are outstanding (ten years). Effective October 21, 1998, the warrants issued in connection with the notes are exercisable at a price of $0.01 per share. The warrants expire May 15, 2008. The warrants may be required to be repurchased by the Company for cash upon the occurrence of a Repurchase Event, as defined in the provisions of the warrant agreement entered into in connections with the debt issuance. The value ascribed to the warrants of $6,567,000 results in additional debt discount, which is being amortized using the effective interest method over the ten-year life of the notes.

In November 1997, the Company entered into a 36-month master equipment lease with Sun Financial Group, Inc. ("SFG") to finance $2,000,000 of the Company's network equipment and network installation and deployment. The Company utilized the full $2,000,000 in leasing and, in May 1998, entered into another financing arrangement with SFG for up to $24,500,000 of additional lease financing. In connection with this additional financing, the Company issued 239,325 warrants to SFG to purchase Common Stock at a price of $4.45 per share.

ACI Corp. and ACI Corp.-Virginia, the Company's wholly owned subsidiaries formed in 1998, operate as Competitive Local Exchange Carriers ("CLECs"). Both subsidiaries procure, construct, and operate network facilities and provide the underlying DSL connections for Rhythms services. A portion of the network equipment held under operating leases is for the benefit of ACI Corp. and ACI Corp.-Virginia as lessees, as applicable.

The Company believes that the net proceeds from the issuance of the senior discount notes, together with its existing cash, lease line proceeds, and future revenue generated from operations will be sufficient to fund the Company's operating losses, capital expenditures, lease payments, and working capital requirements for the next 24 months associated with the operation of its initial 11 markets. The Company intends to expand into 30 markets across the country by the end of year 2000; accordingly, it has signed interconnection agreements with five Independent Local Exchange Carriers and has obtained CLEC authority in 19 states. To facilitate the expansion, the Company expects its operating losses and capital expenditures to increase substantially. The Company expects that additional financing will be required following the initial 11 market rollout; this may include commercial bank borrowings, leasing, vendor financing, or the private or public sale of equity or debt securities. Actual capital requirements may vary based upon the timing and success of the Company's rollout. The Company's capital requirements may change as a result of regulatory, technological, and competitive developments or if (i) demand for the Company's services or its anticipated cash flow from operations is less or more than expected, (ii) the Company's development plans or projections change or prove to be inaccurate,
(iii) the Company engages in any acquisitions, or (iv) the Company accelerates deployment of its network services or otherwise alters the schedule or targets of its rollout plan. Other than the lease financing, which is committed in full to certain equipment purchases, the Company has no present commitments or arrangements assuring it of any future equity or debt financing, and there can be no assurance that any such equity or debt financing will be available to the Company or available on favorable terms. In the event other additional financing alternatives are not completed, the Company believes that its existing cash resources are adequate to continue expansion of its operations on a reduced scale.


RISKS AND UNCERTAINTIES:

LIMITED OPERATING HISTORY; EARLY STAGE OF DEVELOPMENT

The Company was incorporated in February 1997, entered into its first interconnection agreement with an ILEC in July 1997, began to offer trial services in San Diego, California in December 1997 and began offering commercial services in San Diego on April 1, 1998. The Company has a limited operating history, has limited commercial operations and its primary activities to-date have consisted of the procurement of required governmental authorizations, the negotiation and execution of interconnection agreements with five ILECs, the identification of collocation space and locations for the Company's Connection Points, Metro Service Centers and business offices, the acquisition and deployment of equipment and facilities, the hiring of management and other personnel, the raising of capital and the development and integration of its operational support system ("OSS"), and other back office systems. As of September 30, 1998, the Company had insignificant revenues. As a result of its limited operating history, the Company does not have extensive historical financial data or operations upon which an evaluation of the Company or its prospects can be based. In addition, the Company's senior management team and other employees of the Company have worked on operations of the Company for less than one year.

The Company's prospects must be considered in light of the risks, expenses, and difficulties encountered by new companies competing in rapidly evolving markets. To address these risks, the Company must, among other things, rapidly expand the geographic coverage of its network services; raise additional capital; enter into interconnection agreements with additional ILECs, some of which are competitors or potential competitors of the Company; deploy network infrastructure; attract and retain customers; continue to attract, retain, and motivate qualified personnel; accurately assess potential markets; continue to develop and integrate its OSS and other back office systems; obtain any required governmental authorizations; comply with evolving governmental regulatory requirements; increase awareness of the Company's services; respond to competitive developments; and continue to upgrade its technologies and commercialize its network services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these and other risks, and failure to do so would have a material adverse effect on the Company's business, prospects, operating results, financial condition and its ability to make principal and interest payments on its indebtedness.

UNPROVEN BUSINESS STRATEGY; UNCERTAINTY OF MARKET ACCEPTANCE

The Company's business strategy is unproven and, to be successful, the Company must, among other things, develop and market network services that are widely accepted by businesses and its Channel Partners at prices that will yield a profit. The Company began to offer trial services in San Diego, California in December 1997 and began offering commercial services in San Diego on April 1, 1998. There can be no assurance that the Company's services offered in any geographic market will achieve commercial acceptance. The prices the Company charges for its services are in some cases higher than those charged for some competing services, and there can be no assurance that sufficient numbers of customers will be willing to pay the prices charged by the Company for its services. Accordingly, the Company cannot predict whether its prices will prove to be commercially acceptable, whether demand for the Company's services will materialize at the prices it desires to charge or whether current or future pricing levels will be sustainable. Because of the foregoing factors, among others, the Company cannot forecast its revenues or the rate at which it will add new customers with any degree of accuracy. There can be no assurance that the Company will ever achieve favorable operating results or profitability, or generate sufficient positive cash flow to service or repay its indebtedness. The failure to achieve or sustain desired pricing levels or to achieve or sustain broad market acceptance would result in a material adverse effect on the Company's business, prospects, operating results, financial condition, and its ability to make principal and interest payments on its indebtedness.

HISTORICAL LOSSES AND ANTICIPATED FUTURE LOSSES; FLUCTUATIONS IN OPERATING
RESULTS

The Company has incurred net losses and experienced negative operating cash flow each month since its inception in February 1997. As of September 30, 1998, the Company had an accumulated deficit of approximately $23.5 million. The Company currently intends to rapidly and substantially increase its capital expenditures and operating expenses in an effort to expand its network services and to increase sales, marketing and general and administrative activities. As a result, the Company expects to incur substantial additional operating and net losses and substantial negative cash flow for at least the next several years. To the extent that increased expenses are not accompanied by significant revenues, the Company would experience a material adverse effect on its business, prospects, operating results, financial condition, and its ability to make principal and interest payments on its indebtedness. There can be no assurance that the Company's services will ever provide a revenue base adequate to achieve or sustain profitability or to generate positive cash flow.

HISTORICAL LOSSES AND ANTICIPATED FUTURE LOSSES; FLUCTUATIONS IN OPERATING RESULTS (CONTINUED)

The Company's annual and quarterly operating results may fluctuate significantly in the future as a result of numerous factors, many of which are outside the Company's control. Factors that may affect the Company's operating results include the rate at which customers subscribe to the Company's services and the prices the customers are willing to pay for such services, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's services and infrastructure, the introduction of new services by the Company or its competitors, price competition by competitors, the ability of the Company's equipment and service suppliers to meet the Company's needs, technical difficulties or network downtime, general economic conditions and economic conditions specific to the telecommunications services industry. In addition, the Company believes its financial performance will depend to a great extent on attracting and retaining customers and reducing levels of customer churn, which can result from a variety of sources, including employee turnover within the Company's customers. Many providers of telecommunications services experience high rates of customer churn, and there can be no assurance that Rhythms will not experience substantial customer churn.

SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE INDEBTEDNESS

As a result of the 13.5% Senior Discount Note issuance in May 1998, the Company is highly leveraged. As of September 30, 1998, the Company had approximately $153.0 million in outstanding debt, net of original issue discount. In addition, the debt indenture agreement ("Indenture") permits, and the Company seeks to structure its future credit facilities, lease facilities, and vendor credit facilities so that they are expected to permit, the incurrence of certain additional indebtedness. In May 1998, the Company entered into a financing arrangement with Sun Financial Group, Inc. for up to $24.5 million of additional equipment lease financing. In that regard, the Company intends to seek substantial additional indebtedness (including secured indebtedness as permitted under the Indenture) in the future for, among other things, the construction and expansion of its network infrastructure, including the purchase and leasing of equipment, the introduction of new service offerings, to obtain access to collocation space in ILEC central offices ("COs"), the development and implementation of its OSS and the funding of its operating losses. See "Significant Capital Requirements; Need for and Uncertainty of Additional Financing."

The degree to which the Company is leveraged could have important consequences to the holders of the Company's debt holders including, but not limited to, the following: (i) the ability of the Company to pay interest and liquidated damages, if any, on, and the redemption price of or the principal amount at maturity of, the indebtedness when due may be materially limited or impaired; (ii) the Company's ability to obtain additional financing or refinancing in the future for capital expenditures, repayment of outstanding indebtedness, working capital, acquisitions, general corporate or other purposes may be materially limited or impaired; (iii) the Company's cash flow, if any, may be unavailable for building the Company's business, as a substantial portion of such cash flow may be dedicated to the payment of principal and interest on its indebtedness and the failure of the Company to generate sufficient cash flow to service such indebtedness could result in a default under such indebtedness; (iv) the terms of future permitted indebtedness may limit the Company's ability to redeem the its debt in the event of a Change of Control; (v) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions; and (vi) the Company may be more highly leveraged than many of its competitors, which may place it at a competitive disadvantage.

The Company's ability to make principal and interest payments on it debt will depend upon, among other things: (i) the Company's ability to achieve significant and sustained growth in cash flow; (ii) the rate of and successful commercial deployment of its network services; (iii) the market acceptance, customer demand, rate of utilization and pricing of the Company's services; (iv) the future operating performance of the Company; (v) the Company's ability to successfully complete development, upgrades, and enhancements of its network services; (vi) the level of Company expenses;
(vii) the Company's ability to secure additional financings, as necessary;
(viii) the Company's ability to complete the rollout of its network services on a timely basis; and (ix) economic, financial, competitive, and regulatory conditions and other factors. Many of the foregoing matters are beyond the Company's control. There can be no assurance that the Company will have adequate sources of liquidity to make required payments of principal and interest on its indebtedness, whether at or prior to maturity, to finance anticipated capital expenditures or to fund working capital requirements. If the Company does not have sufficient available resources to repay its outstanding indebtedness when it becomes due and payable, the Company may find it necessary to reduce the scope of and/or delay the rollout of its network services, and/or attempt to restructure or refinance its indebtedness.

There can be no assurance that such refinancing will be available, or available on reasonable terms, in light of the Company's high leverage and other factors. If the Company were unable to obtain refinancing on satisfactory terms in order to meet its debt service obligations, it would have to consider various other options, such as the sale of equity or other options available to it under law, and there can be no assurance that the Company will be able to sell equity or take advantage of other options in a manner sufficient to meet its debt service obligations.

RESTRICTIVE COVENANTS

The Indenture imposes and will impose significant operating and financial restrictions on the Company and any future subsidiaries. These restrictions affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company to incur certain additional indebtedness, pay dividends and make certain other restricted payments, create liens securing certain Indebtedness, to permit Restricted Subsidiaries to pay dividends or make other payments, dispose of proceeds of sales of assets, issue and sell capital stock of Restricted Subsidiaries, enter into transactions with affiliates, engage in certain business activities, permit any Restricted Subsidiary to guarantee the payment of any other Indebtedness of the Company, engage in certain sale/leaseback transactions, or consolidate, merge or transfer all or substantially all of its assets. There can be no assurance that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities. Further, there can be no assurance that the Company will have available, or will be able acquire from alternative sources of financing, funds sufficient to repurchase its debt in the event of a Change of Control.

In addition, any future senior indebtedness incurred by the Company is likely to impose similar restrictions on the Company. Failure by the Company or its subsidiaries to comply with these restrictions could lead to a default under the terms of such indebtedness and the ability of the Company to meet its debt service obligations. In the event of such a default, the holders of such indebtedness could elect to declare all such indebtedness to be due and payable, together with accrued and unpaid interest. In such event, a significant portion of the Company's indebtedness may become immediately due and payable, and there can be no assurance that the Company would be able to make such payments or borrow sufficient funds from alternative sources to make any such payment. Even if additional financing could be obtained, there can be no assurance that it would be on terms that are acceptable to the Company.

SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR AND UNCERTAINTY OF ADDITIONAL
FINANCING

The expansion and development of the Company's business will require significant capital to fund its capital expenditures, working capital, and operating losses. The Company's principal capital expenditures and lease payments include the purchase, lease, and installation of network equipment such as routers and multiplexers, collocation space, and customer premise equipment ("CPE") such as digital "modems." The Company's working capital is primarily comprised of accounts receivable, accounts payable, and accrued expenses. The Company will need to secure additional financing beyond the net proceeds of its debt issuance to enter markets beyond those included in its initial rollout plan. In addition, there can be no assurance that the Company will be able to finance the rollout strategy in a timely fashion, or at all. If demand for the Company's services or its cash flow from operations is less than expected, however, the Company may require additional financing prior to the completion of its initial rollout. The actual amount and timing of the Company's future capital requirements may differ materially from its estimates as a result of regulatory, technological, competitive (including additional market developments and new opportunities), and other developments in its industry. The Company also expects that it will require additional financing (or require financing sooner than anticipated) if the Company's development plans or projections change or prove to be inaccurate. Due to the uncertainty of these factors, actual revenues and costs may vary from expected amounts, possibly to a material degree, and such variations are likely to affect the Company's future capital requirements.

SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR AND UNCERTAINTY OF ADDITIONAL FINANCING (CONTINUED)

There can be no assurance that any future equity or debt financing will be available to the Company on favorable terms or at all. Recently the financial markets have experienced extreme price fluctuations. A market downturn or general market uncertainty could have a material adverse effect on the Company's ability to secure additional financing. In addition, the Indenture contains certain covenants restricting the Company's ability to incur further indebtedness, and future borrowing instruments such as credit facilities and lease agreements are likely to contain similar or more restrictive covenants and will likely require the Company to pledge assets as security for borrowings thereunder. In the event that the Company is unable to obtain such additional capital or is required to obtain it on unsatisfactory terms, the Company will be required to delay the deployment of its network services or take or forego actions that could materially adversely affect the Company's business, prospects, operating results, financial condition, and its ability to make principal and interest payments on its indebtedness. In the event that the Company is unable to generate sufficient cash flow and is otherwise unable to obtain funds necessary to meet required payments on its indebtedness, the Company would be in default under the terms of the agreements governing its indebtedness.

EXPANSION RISKS; POSSIBLE INABILITY TO MANAGE GROWTH

The Company's planned rapid expansion of its operations will place a significant strain on its management, financial controls, operations systems, personnel, and other resources. The Company's ability to manage future growth, should it occur, will depend in large part upon its ability to monitor its operations, control costs, maintain regulatory compliance, maintain effective quality controls, significantly expand its internal management and financial control systems, streamline its customer qualification and provisioning functions, acquire a significant amount of equipment to support its network systems, and attract, assimilate and retain qualified personnel. If the Company is successful in implementing its marketing strategy, the Company also expects the demands on its network infrastructure and the need for technical support resources to grow rapidly, and it may experience difficulties responding to customer demand for its services and providing technical support in a timely manner and in accordance with its customers' expectations. These demands are expected to require not only the addition of new management personnel, but also the development of additional expertise by existing management personnel and the establishment of long-term relationships with third-party service vendors. There can be no assurance that the Company will be able to keep pace with any growth, successfully implement and maintain its operational and financial systems or successfully obtain, integrate and utilize the employees, facilities, third-party vendors and equipment, and management, operational and financial resources necessary to manage a developing and expanding business in an evolving, highly regulated and increasingly competitive industry. If the Company is unable to manage growth effectively, its business, prospects, operating results, financial condition, and its ability to make principal and interest payments on its indebtedness will be materially adversely affected. Failure of the Company to manage its future growth effectively could also adversely affect the expansion of the Company's customer base and service offerings.

TECHNOLOGICAL CHANGE; UNPROVEN NETWORK PERFORMANCE AND SCALABILITY

The telecommunications industry is subject to rapid and significant changes in technology, and the effect of technological changes on the business of the Company, such as continuing developments in DSL technology and alternative technologies for providing high speed data communications, cannot be predicted. The Company will be relying in part on third parties (including certain of its competitors and potential competitors) for the development of and access to communications and networking technology. The effect of technological changes on the business of the Company cannot be predicted. The Company believes its future success will depend, in part, on its ability to anticipate or adapt to such changes and to offer, on a timely basis, services that meet customer demands and evolving industry standards. There can be no assurance that the Company will obtain access to new technology on a timely basis or on satisfactory terms or that the Company will be able to adapt to such technological changes, offer such services on a timely basis or establish or maintain a competitive position. Any technological change, obsolescence or failure to obtain access to important technologies could have a material adverse effect on the Company's business, prospects, operating results, financial condition, and its ability to make principal and interest payments on its indebtedness. The Company expects that new products and technologies will emerge in the future that will be applicable to the market in which the Company competes. Such new products and technologies may be superior to and/or render obsolete the products and technologies used by the Company. In addition, there can be no assurance that these various products and technologies will interoperate successfully or in a manner sufficient for the Company to execute its business plan in a timely fashion. The Company believes that it will be important for industry standards to be set in its markets in order to allow for the compatibility of the various products and technologies. There can be no assurance that standards will be set on a timely basis or at all.

Many of the products and technologies that the Company intends to use in its network services are relatively new and unproven. There can be no assurance that those products and technologies will be reliable on a consistent basis. In addition, due to the limited deployment of the Company's services, the ability of the Company's network to connect and manage a substantial number of end users at high transmission speeds is still unknown, and the Company faces risks related to its ability to scale its network to service significant end users while achieving high performance. There can be no assurance that the Company's network will be able to achieve and maintain competitive digital transmission speeds. The Company's failure to achieve or maintain high speed reliable digital transmissions would significantly reduce demand for its services and have a material adverse effect on its business, prospects, operating results, financial condition and its ability to make principal and interest payments on its indebtedness.

DEPENDENCE ON ILECS

The Company is dependent on the ILECs for: (i) the provision of DSL-capable copper loops; (ii) collocation space in ILEC COs; and (iii) in many cases the provision of other ILEC services, such as facilities to connect the Rhythms Connection Points with the Rhythms Metro Service Centers. In each of these areas, the Company faces risks that the ILECs will not have sufficient inventory to supply the Company's needs, that the ILECs will delay provisioning or that the prices paid by the Company will exceed the ILECs' costs of providing the elements and services.

In order to provide DSL connections to customers, the Company must use copper loops controlled by the ILECs. In some ILEC COs, there may be an actual shortage of DSL-capable copper loops, or the ILECs may claim such a shortage. In some cases, the Company may not have alternative means of providing service to end users. The Company will also be dependent on the ILECs to maintain on an ongoing basis the quality of the copper loops the Company uses for its DSL-based services. There can be no assurance that the Company will be able to successfully address these issues through business and regulatory processes or otherwise. The prices paid by the Company to ILECs for DSL-capable copper loops will vary by ILEC and may vary by state. Those rates are established by state regulatory commissions in ongoing public hearings, based on rate proposals and cost studies submitted by the ILECs and, in some cases, by other parties as well and until now they have been based on FCC pricing rules which have been overturned by the federal appeals court for the Eighth Circuit and will be reviewed by the U.S. Supreme Court. See "Government Regulation." ILECs may from time to time propose new rates, which will also be decided by the state commissions in public hearings. Participating in such hearings is expected to involve significant management time and expense. The outcomes of such hearings and rulings may have a material adverse effect on the Company. In addition, the Company has not established a history of ordering and obtaining the provisioning and repair of large volumes of DSL-capable copper loops from ILECs. There can be no assurance that either the Company's or the ILECs' OSS will be capable of handling a large volume of orders, or that the Company will be successful in ordering and provisioning on a large scale.

The Company is dependent on the ILECs to make space available in their COs so that the Company can physically collocate its own equipment that connects to the ILEC copper loops and is used in providing the Company's DSL services. In some COs, there may be an actual shortage of such collocation space, or the ILECs may claim such a shortage. In some of these cases, the Company may not have alternative means of connecting its DSL equipment with the ILECs' copper loops. In some COs, the Company's applications for physical collocation have been rejected on the grounds that no such space is available. There can be no assurance that additional applications will not be rejected in the future. The availability of physical collocation space will also be affected by the number of other CLECs requesting collocation. To the extent the Company is unable to obtain physical collocation in its targeted ILEC COs, the Company may face delays and additional cost in serving certain users, or may not be able to offer services in certain locations.

The price, terms, and conditions under which collocation space is made available are determined, depending on the state in which the collocation space is located, by state tariffs, State Public Utility Commission, and/or interconnection agreements with the ILEC. Interconnection agreements also determine the terms and conditions of access to unbundled copper loops (and other UNEs), although many of those terms and conditions, including price, have been or may be established by the state public utility commissions. There can be no assurance that the terms and conditions of interconnection agreements that can be negotiated, or that are determined by state commissions, will be satisfactory to the Company. The interconnection agreements are generally short term, and there can be no assurance that the agreements will be renewed on favorable terms or at all. In addition, interconnection arrangements and agreements are subject to varying degrees of oversight by the state commissions, the FCC and the courts. There can be no assurance that these government entities will not modify the terms or prices of the Company's interconnection arrangements in ways that would have a material adverse effect on the Company. Delays in obtaining interconnection agreements would delay the Company's entry into certain markets, which could have a material adverse effect on the Company.

The Company will also seek to purchase additional services from ILECs, such as transport services, although these services are generally also available from other providers. There can be no assurance that the Company will be able to obtain the services it requires from the ILECs, or to do so at rates, terms, and conditions, including timelines, that are satisfactory to the Company. An inability to obtain access to copper loops, collocation space, or services from ILECs could have a material adverse effect on the Company's business, prospects, operating results, financial condition, and its ability to make principal and interest payments on its indebtedness. There can be no assurance that disputes will not arise between the Company and the ILECs with respect to interconnection agreements or that any such disputes will be resolved in favor of the Company.

UNCERTAIN QUALITY AND AVAILABILITY OF COPPER LOOPS

In order to provide service to its customers, the Company must interconnect its network with the copper telecommunications loops within the control of the ILEC that connect to the end user. In order for DSL connections to function properly, these copper loops must be within certain physical parameters, including length, minimization of loading coils, minimum numbers of bridge taps, and general physical condition. The Company's ability to provide DSL-based service to potential customers is highly dependent upon the quality, physical condition, and availability of these copper loops, as well as the maintenance by the ILECs of the copper loops. The Company believes that the current condition of copper loops in many cases will be inadequate to permit the Company to fully implement its network services. See "Government Regulation." There can be no assurance that the copper loops will be of sufficient quality, or that the copper loops will always be maintained in such a condition, to allow the Company to fully implement its network services. The inability of the Company to implement its network effectively or broadly due to the availability, quality or physical condition of copper loops would have a material adverse effect on the Company's business, prospects, operating results, financial condition, and its ability to make principal and interest payments on its indebtedness. Also see "Competition."

GOVERNMENT REGULATION

Some of the services offered by the Company, particularly by its wholly owned ACI Corp. and ACI Corp. - Virginia subsidiaries, may be subject to regulation at the federal, state, and/or local levels. There can be no assurance that current or future federal or state regulations or legislation would not be less favorable to the Company than current regulation and legislation and therefore have a material adverse impact on the Company's business prospects, operating results, financial condition, and ability to make payments on its indebtedness. In addition, participation in proceedings setting rules at either the federal or state level could consume significant financial and managerial resources with no assurance of an outcome favorable to the Company.

The Federal Communications Commission ("FCC") prescribes rules applicable to interstate communications, including rules implementing the 1996 Telecommunications Act (the "1996 Act"), a responsibility it shares with the state regulatory commissions. The 1996 Act removed many of the remaining barriers to local competition, and the FCC's initial rules interpreting the Act (the "FCC Order") were generally encouraging to increased local competition. A federal appeals court for the 8th Circuit reviewed the FCC Order, and overruled some of its provisions, including some rules on pricing and nondiscrimination. That ruling is itself to be reviewed by the U.S. Supreme Court. In December, 1997 a federal court in Texas ruled unconstitutional the 1996 Act's requirement that former Bell System ILECs cannot provide interLATA services until they meet certain requirements. This could reduce the incentives of those ILECs to cooperate in opening their markets to competition. The FCC and other parties have asked the U.S. Supreme Court to review this ruling. In May, 1998 a federal court in Washington, D.C. ruled that other 1996 Act limitations on Bell System ILECs are not unconstitutional. These contrasting rulings may be resolved by the U.S. Supreme Court at some point. There can be no assurance that the final outcome of these reviews will not have a material adverse impact on the Company. In October, 1998, the FCC ruled that DSL services are telecommunications services subject to the requirements of the 1996 Act to unbundle such services and offer them for resale. In October, 1998, the FCC also issued a Notice of Proposed Rulemaking indicating its intention to clarify expanded rights of CLECs for collocation, access to copper loops, and various other issues of consequence to CLECs deploying DSL services. In November, 1998, the FCC ruled that DSL services provided as dedicated access services in connection with interstate services such as Internet access are interstate services subject to the FCC's jurisdiction. These decisions are currently subject to reconsideration and appeal. There can be no assurance that the final outcome of these petitions or other proceedings interpreting the requirements of the 1996 Act will not have a material adverse impact on the Company.

State regulatory commissions prescribe rules applicable to intrastate communications, and also set prices for wholesale services and unbundled network elements, as well as for other terms and conditions under the 1996 Act. Rules and prices vary from state to state, and there can be no assurance that the rules in the states in which the Company operates will not have a material adverse impact on the Company's business. Municipalities and other local entities have the authority, where appropriate, to impose zoning and franchise requirements, which would become applicable only if and when the Company constructs its own facilities in public rights of way. In such an event, there could be no assurance that the requirement would not have a materially adverse effect on the Company.

DEPENDENCE ON CHANNEL PARTNERS

The Company's strategy relies, in large part, upon the distribution of its products and services through Channel Partners. Accordingly, the performance of the Company depends substantially on the ability of the Company to establish favorable relationships with a large number of key Channel Partners, and the performance of the Company's Channel Partners. To date, the Company has established relationships with only a limited number of Channel Partners. There can be no assurance that the Company will be able to establish favorable relationships with Channel Partners or that the performance of its Channel Partners will be satisfactory to the Company and its customers. The performance of its Channel Partners will be beyond the control of the Company. The failure of the Company to establish favorable relationships with a large number of key Channel Partners or the unsatisfactory performance of its Channel Partners would have a material adverse effect on the Company's business, prospects, operating results, financial condition, and its ability to make principal and interest payments on its indebtedness.

COMPETITION

Rhythms will face competition from many companies with significantly greater financial resources, well-established brand names, and large, existing installed customer bases. Moreover, the Company expects the level of competition to intensify in the future. The Company expects significant competition from ILECs, traditional and new IXCs, CAPs, CLECs, cable modem service providers, ISPs, and wireless and satellite data service providers. ILECs have existing metropolitan area networks and circuit-switched local access networks. In addition, most ILECs are establishing their own ISP businesses and are in some stage of market trials of DSL-based access services.

Many of the leading traditional IXCs, including MCI Telecommunications Corporation (with WorldCom, Inc./MFS Communications Company, Inc./UUNet Technologies, Inc.), AT&T Corporation (with Teleport Internet Services/TCG CERFnet, Inc. and its announced TCI merger) and Sprint Corporation (with EarthLink Network Inc.) are expanding their capabilities to support high-speed, end-to-end networking services. The newer IXCs, including Williams Companies Inc. ("Williams"), Qwest Communications International, Inc. ("Qwest") and Level 3 Communications, Inc., are building and managing high bandwidth, nationwide IP-based packet networks and partnering with ISPs to offer services directly to the public (Williams/Concentric; IXC Communications, Inc./PSINet Inc.; Qwest/Supernet, Inc.). Cable modem service providers, like @Home (with its cable partners) are offering or preparing to offer high speed Internet access over hybrid fiber networks to consumers, and @Work is positioned to do the same for businesses. Several new companies, including WinStar Communications, Inc., Teligent, Inc., Teledesic LLC, Hughes Space Communications and Iridium World Communications Ltd. are emerging as wireless, including satellite-based, data service providers over a variety of frequency allocations ranging from 2 GHz to 38 GHz. ISPs, including some with significant and even nationwide presences, such as Concentric Network Corporation ("Concentric"), Mindspring Enterprises, Inc., and PSINet Inc. provide Internet access to residential and business customers, generally over the ILECs' circuit switched networks, although some, including HarvardNet, Inc. in Massachusetts, have begun offering DSL-based access. Certain CLECs, including Covad Communications Company ("Covad") and NorthPoint Communications, Inc. ("NorthPoint"), have begun offering DSL-based access services, and others are likely to do so in the future.

Many of these competitors are offering (or may soon offer) technologies and services that will directly compete with some or all of the Company's service offerings. Such technologies include ISDN, DSL, wireless data, and cable modems. Some of the competitive factors in the Company's markets include transmission speed, reliability of service, breadth of service availability, price performance, network security, ease of access and use, content bundling, customer support, brand recognition, operating experience, capital availability, and exclusive contracts. The Company believes that it compares unfavorably with its competitors with regard to, among other things, brand recognition, existing relationships with end users, available pricing discounts, ILEC CO access, capital availability and exclusive contracts. Substantially all of the Company's competitors and potential competitors have substantially greater resources than the Company. There can be no assurance that the Company will be able to compete effectively in its target markets. A failure by the Company to compete effectively would have a material adverse effect on the Company's business, prospects, operating results, financial condition, and its ability to make principal and interest payments on its indebtedness.

UNCERTAIN FEDERAL AND STATE TAX AND OTHER SURCHARGES ON THE COMPANY'S SERVICES

Telecommunications providers are subject to a variety of federal and state surcharges and fees on their gross revenues from interstate and intrastate services, including regulatory fees, and surcharges related to the support of universal service. These surcharges and fees are revised from time to time. To the extent that the Company is subject to these surcharges and fees, there can be no assurance that such revisions would not have a material adverse effect on the Company.

DIGITAL COMMUNICATIONS SIGNAL COMPATIBILITY AND POTENTIAL NETWORK INTERFERENCE

Digital services provided over copper loops can, under some circumstances, pose the potential for interference with each other, including communications services provided by ILECs and CLECs. Interference, if present, could cause degradation of performance of the Company's services or render the Company unable to offer its services on selected copper loops. Interference can be difficult to detect. The procedures to resolve interference issues between CLECs and ILECs are still being developed, and there is no assurance that these procedures will be effective. There can be no assurance that the Company will successfully negotiate interference resolution procedures with ILECs, or that ILECs will not make claims regarding interference nor unilaterally take action to resolve interference issues to the detriment of the Company's services. Further, interference, if widespread, would have a material adverse effect on the Company's reputation, brand image, service quality, and customer satisfaction and retention, which would have a material adverse effect on the Company's business, prospects, operating results, financial condition and its ability to make principal and interest payments on its indebtedness.

DEPENDENCE ON KEY PERSONNEL

The Company's performance is dependent on the performance of its officers and key employees, especially its Chief Executive Officer. Members of the Company's senior management team have worked together for only a short period of time. The Company does not have "key person" life insurance policies on any of its employees. The Company does not have employment agreements for fixed terms with any of its employees. Any of the Company's employees, including its senior management team members, may terminate his or her employment with the Company at any time. Given the Company's early stage of development, the Company is dependent upon its ability to retain and motivate high quality personnel, especially its management. The Company's future success also depends on its continuing ability to identify, hire, train, and retain highly qualified technical, sales, marketing, and customer service personnel. Moreover, the industry in which the Company competes is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that key personnel will continue to be employed by the Company or that the Company will be able to attract and retain qualified personnel in the future. Competition for such qualified personnel is intense, particularly in software development, network engineering, and product management. The inability to attract and retain key managerial, technical, sales, marketing, and managerial personnel would have a material adverse effect upon the Company's business, prospects, operating results, financial condition, and its ability to make principal and interest payments on its indebtedness.

DEPENDENCE ON EQUIPMENT SUPPLIERS, INSTALLERS AND FIELD SERVICE PROVIDERS

The Company currently plans to purchase all of its equipment from many different vendors and outsource the installation and field service of its networks to third parties. Any reduction or interruption in supply from any of its suppliers or interruption in service from any significant installer or field service provider could have a disruptive effect on the Company. Although multiple manufacturers currently produce or are developing equipment that will meet the Company's current and anticipated requirements, there can be no assurance that the Company's suppliers will be able to manufacture and deliver the amount of equipment ordered or that such supply will be sufficient to meet demand. In addition, the pricing of the equipment purchased by the Company may substantially increase over time (increasing the costs paid in the future by the Company) or decrease over time (providing later market entrants with a cost advantage over the Company). The availability and pricing of the equipment purchased and technology licensed by the Company may be adversely affected if its suppliers or licensors enter into competition with it, or if its competitors enter into exclusive or restrictive arrangements with the suppliers or licensors. Any shortages in supply of equipment or personnel, or quality issues relating to any of these third parties would have a material adverse effect on the Company's business, prospects, operating results, financial condition, and its ability to make principal and interest payments on its indebtedness.

DEPENDENCE ON LEASED TRANSPORT FACILITIES

The Company seeks to lease from third parties transport capacity to connect its network facilities, and is dependent upon the availability of fiber optic transmission facilities owned by IXCs, ILECs, CLECs and other fiber optic transport providers who lease their fiber optic networks to service providers, such as the Company. Many of these entities are, or may become, competitors of the Company. See "Competition." The risks inherent in this approach include, but are not limited to, the possible inability to negotiate and renew favorable supply agreements and dependence on the timeliness of the IXCs, ILECs, CLECs or other fiber optic transport providers in processing the Company's orders for customers who seek to use the Company's services. Moreover, there can be no assurance that fiber optic transport providers whose networks are being leased by the Company will be able to maintain existing permits and rights-of-way or to obtain and maintain the other permits and rights-of-way needed to develop and operate existing and future networks.

INTELLECTUAL PROPERTY PROTECTION

The Company relies upon a combination of licenses, confidentiality agreements and other contractual covenants to establish and protect its technology and other intellectual property rights. The Company has applied for trademarks and servicemarks on certain terms and symbols that it believes are important for its business. The Company currently has no patents or patent applications pending. There can be no assurance that the steps taken by the Company will be adequate to prevent misappropriation of its technology or other intellectual property, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. There can be no assurance that third parties will not assert infringement claims against the Company and that, in the event of an unfavorable ruling on any such claim, a license or similar agreement to utilize technology relied upon by the Company in the conduct of its business will be available to the Company on reasonable terms or at all. The loss of such rights or failure to obtain any necessary licenses or agreements may have a material adverse effect on the Company's business, prospects, financial condition and results of operations, and its ability to make principal and interest payments on its indebtedness. The Company also relies on unpatented trade secrets and know-how to maintain its competitive positions, which it seeks to protect, in part, by confidentiality agreements with employees, consultants and others. There can be no assurance that these agreements will not be breached or terminated, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. The Company's management personnel were previously employed by other telecommunications companies. In many cases, these individuals are conducting activities for the Company in areas similar to those in which they were involved prior to joining the Company. As a result, the Company, as well as these individuals, could be subject to allegations of violation of trade secrets and other similar claims.

CONCENTRATION OF OWNERSHIP; VOTING AGREEMENT; POTENTIAL CONFLICTS OF INTEREST

The Company's executive officers and directors, together with the Brentwood Entities, the KPCB Entities, the Enterprise Entities, the Sprout Entities, and Enron beneficially own over 97.6% of the outstanding Common Stock of the Company (assuming conversion of all outstanding Preferred Stock into Common Stock and without giving effect to the exercise of warrants). Accordingly, these stockholders are able to determine the composition of the Company's Board of Directors, retain the voting power to approve all matters requiring stockholder approval, and continue to have significant influence over the affairs of the Company. This concentration of ownership could have the effect of delaying or preventing a change in control of the Company.

Certain decisions concerning the operations or financial structure of the Company may present conflicts of interest between these investors and the debt holders. For example, if the Company encounters financial difficulties or is unable to pay its debts as they mature, the interest of these investors may conflict with those of the debt holders. In addition, these investors may have an interest in pursuing acquisitions, divestitures, financings, or other transactions and business strategies that, in their judgment, could enhance their equity investment in the Company, even though such transactions might involve increased risk to the debt holders.

RISK OF SYSTEM FAILURE; NETWORK SECURITY RISK

The Company's operations are dependent upon its ability to avoid damages from fires, earthquakes, floods, power losses, telecommunications failures, network software flaws, transmission cable cuts, and similar events. The occurrence of a natural disaster or other unanticipated problem at the Company's owned or leased facilities could cause interruptions in the services provided by the Company. Additionally, failure of an ILEC or other service provider, such as a CLEC, to provide communications capacity required by the Company, as a result of a natural disaster, operational disruption or any other reason, could cause interruptions in the services provided by the Company. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, prospects, operating results, financial condition, and its ability to make principal and interest payments on its indebtedness.

Despite the implementation of security measures, the Company's network may be vulnerable to unauthorized access, computer viruses, and other disruptive problems. Corporate networks and ISPs have in the past experienced, and may in the future experience, interruptions in service as a result of accidental or intentional actions of Internet users, current and former employees, and others. Unauthorized access could also potentially jeopardize the security of confidential information stored in the computer systems of the Company's customers, which might result in liability of the Company to its customers, and also might deter potential customers. Although the Company intends to implement security measures that are standard within the telecommunications industry, there can be no assurance that it will implement such measures in a timely manner or to the degree that may be compatible with its customers' expectations, or that, if and when implemented, such measures will not be circumvented. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to the Company's customers and such customers' end users. Any of the foregoing factors relating to network security could have a material adverse effect on the Company's business, prospects, operating results, financial condition, and its ability to make principal and interest payments on its indebtedness.

PAYMENT UPON A CHANGE OF CONTROL

The Indenture provides that, upon the occurrence of a Change of Control, the Company will be required to make an offer to repurchase all of the related indebtedness issued and then outstanding under the Indenture at a purchase price in cash equal to 101% of the Accreted Value thereof plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of repurchase. If a Change of Control were to occur, there can be no assurance that the Company would be able to repay all of its obligations under the Indenture and any other indebtedness that may become payable in such event. In addition, the ability of the Company to repurchase debt upon a Change of Control may be restricted by the terms of other indebtedness of the Company. There can be no assurance that the Company would be able to refinance on commercially reasonable terms, if at all, any of such obligations, and consequently no assurance can be given that the Company would be able to repurchase any of the outstanding debt upon a Change of Control.

The Warrant Agreement provides that, upon the occurrence of a "Repurchase Event" (as defined in the warrant agreement), the Company must make an offer to repurchase for cash all outstanding warrants (a "Repurchase Offer"). In such event, properly surrendered warrants are to be repurchased by the Company at a price in cash equal to the value on the Valuation Date (as defined in the Warrant Agreement) relating thereto of the Warrant Shares (and other securities issuable upon exercise of the warrants), had the warrants then been exercised, less the Exercise Price therefor. The requirement that the Company make a Repurchase Offer will, unless appropriate consents or waivers are obtained, require the Company to repay all indebtedness of the Company then outstanding which by its terms would prohibit such Repurchase Offer. There can be no assurance that the Company will have sufficient funds available at the time of any Repurchase Event to repurchase the warrants and repay any such indebtedness, as well as to repurchase any other securities of the Company that by their terms require the Company to repurchase such securities upon the occurrence of such an event. The triggering of such payment requirements by the Company upon the occurrence of a Repurchase Event could have a material adverse effect on the Company's ability to make principal and interest payments on its indebtedness.

INVESTMENT COMPANY ACT CONSIDERATIONS

After issuing its 13.5% Senior Discount Notes, the Company had substantial cash and short-term investments. The Company invested the proceeds from the Issuance so as to preserve capital (for use in the rollout of the Company's network) by investing it in short-term instruments consistent with prudent cash management and not primarily for the purpose of achieving investment returns. Investment in securities primarily for the purpose of achieving investment returns could result in the Company's being treated as an "investment company" under the Investment Company Act of 1940, as amended (the "1940 Act"). The 1940 Act requires the registration of, and imposes various substantive restrictions on, certain companies that are, or hold themselves out as being, engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities, or that fail certain statistical tests regarding composition of assets and sources of income and are not primarily engaged in businesses other than investing, reinvesting, owning, holding, or trading securities.

The Company believes that it is primarily engaged in a business other than investing, reinvesting, owning, holding, or trading securities and, therefore, is not an investment company within the meaning of the 1940 Act. If the Company were required to register as an investment company under the 1940 Act, it would become subject to substantial regulation with respect to its capital structure, management, operations, transactions with affiliated persons (as defined in the 1940 Act), and other matters. Application of the provisions of the 1940 Act to the Company would have a material adverse effect on the Company's business, prospects, financial condition, results of operations, and its ability to make principal and interest payments on its indebtedness.

RISK REGARDING FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements generally can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussion of strategy, that involve risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as relates to the Company's network rollout plans and strategies and statements regarding the development of the Company's business, the markets for the Company's services and products, the Company's anticipated capital expenditures, possible changes in regulatory requirements, and other statements contained herein regarding matters that are not historical facts, are only predictions and estimates regarding future events and circumstances. Any forward-looking statements contained herein are subject to material risks and uncertainties, many of which are beyond the control of the Company. Market conditions and the Company's actual results may differ materially from the market conditions and results discussed in these statements.

ORIGINAL ISSUE DISCOUNT

The 13.5% Senior Discount Notes were issued with substantial original issue discount for U.S. federal income tax purposes. This debt may be subject to the high yield discount obligation rules, which will defer and may, in part, eliminate the Company's ability to deduct for U.S. federal income tax purposes the original issue discount attributable to the debt. Accordingly, the Company's after-tax cash flow might be less than if the original issue discount on the debt was deductible when it accrued. If a bankruptcy case were commenced by or against the Company under the Bankruptcy Code of 1978, as amended (the "Bankruptcy Code"), the claim of a debt holder may be limited to an amount equal the sum of (i) the initial offering price and (ii) that portion of the original issue discount that is not deemed to constitute "unmatured interest" for purposes of the Bankruptcy Code. Any original issue discount that was not amortized as of the date of any such bankruptcy filing would constitute "unmatured interest."

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 ("Y2K") issue is the result of computer programs that were written using two digits, rather than four, to define the applicable year. Any computer programs that contain date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations causing disruptions of operations, including, among other things, the Company's ability to process customer orders, monitor its network, complete and record financial transactions, produce invoices, pay vendors, or engage in similar normal business activities, which could have a material adverse effect on the Company.

The Company's detailed plan (the "Y2K Plan") to address possible Y2K compliance issues takes into consideration internally developed and externally developed software, as well as products, systems and services of the Company's vendors and other business relations. The Company is currently in the process of implementing its Y2K Plan and expects to be Y2K compliant by December 31, 1998, or, if not compliant, expects to identify any areas of non-compliance and to develop appropriate solutions. Solutions to non-compliance may include reselection of vendors or changes in products or services used. .Due to the progress to date in implementing its Y2K Plan, including the selection of business partners and relationships that have represented to be Y2K compliant, and the fact that the Company's short length of time in business precludes it from having legacy systems, the cost impact of becoming Y2K compliant is expected to be minimal.

                            RHYTHMS NETCONNECTIONS INC.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company was not involved in any material legal proceedings during the quarter ended September 30, 1998.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

No changes in the rights of the Company's securities occurred during the quarter ended September 30, 1998.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No defaults upon senior securities occurred during the quarter ended September 30, 1998.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  3.1 Restated Certificate of Incorporation as filed with the Delaware Secretary of State on March 6, 1998, Certificates of Amendment thereto as filed with the Delaware Secretary of State on April 28, 1998 and November 4, 1998, respectively, and Corrected Certificate of Amendment thereto as filed with the Delaware Secretary of State on November 12, 1998

                  10.1 Interconnection, Resale and Unbundling Agreement, dated _________ 1998, between the Registrant and GTE California Incorporated

                  10.2 Form of Interconnection Agreement between the Registrant and US WEST for each of Arizona, Colorado, Minnesota and Oregon

                  27.1   Financial Data Schedule

         (b)      Reports on Form 8-K:

                  There have been no reports on Form 8-K filed during the quarter ended September 30, 1998.

                            RHYTHMS NETCONNECTIONS INC.
                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 /s/  Scott C. Chandler
----------------------------------------------------
Scott C. Chandler
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)

December 7, 1998