Form 10-K
period 1998-12-31
RHYTHMS NET CONNECTIONS INC
filed 1999-03-31
CIK 1065869

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM __________________ TO __________________
                        COMMISSION FILE NUMBER 333-59393

                           RHYTHMS NETCONNECTIONS INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                               33-0747515
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)               Identification No.)

           6933 SOUTH REVERE PARKWAY                         80112
              ENGLEWOOD, COLORADO
    (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code: (303) 476-4200

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. X
                             ---

     Aggregate market value of the voting stock held by non-affiliates of the registrant, computed using $16.00 for the Company's common stock on March 26, 1999: $23,522,816.*

Indicate the number of shares outstanding of the registrant's common stock as of the latest practicable date:

                                                       Outstanding at
         Class                                         March 26, 1999
         -----                                         --------------

    Common Stock, $.001 par value                         9,643,660

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-72409), as amended, and Registrant's Registration Statement on Form S-4 (No. 333-59393), as amended, are incorporated herein by reference into Part IV of this Report.

-------------------------------------

* Excludes 8,173,484 shares of Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 26, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

ITEM 1:  BUSINESS

THE DISCUSSION OF OUR BUSINESS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN CERTAIN PROJECTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW AT "RISKS AND UNCERTAINTIES." WHILE THIS OUTLOOK REPRESENTS OUR MANAGEMENT'S CURRENT JUDGMENT ON THE FUTURE DIRECTION OF THE BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE HEREOF.

THE COMPANY

     We are a leading service provider of high-speed local access networking solutions using DSL technology to businesses. We have designed our network to give our customers a high-speed "always on" local connection to the Internet and to private local and wide area networks. We offer a variety of DSL technologies that deliver data transfer rates ranging from 128 Kbps to 7.1 Mbps. For customers that subscribe at the 7.1 Mbps rate, our network provides transfer speeds faster than frame relay and T-1 circuits, and is approximately 125 times the speed of the fastest dial-up modem and over 55 times the speed of integrated services digital network (ISDN) lines. Through our packet-based network, multiple users on a single connection are able to simultaneously access the Internet and private networks. Beyond high-speed access, we also offer a growing suite of features and applications that we can individually configure to each user's needs. We believe our network solutions will increase remote office and worker productivity and reduce the complexity of communications for businesses.

     Since our inception in February 1997, we have made substantial progress in implementing a scalable nationwide network. We began offering commercial services in San Diego in April 1998, and have subsequently begun service in nine additional markets: San Francisco, San Jose, Oakland/East Bay, Chicago, Los Angeles, Orange County, Boston, Sacramento and New York. We intend to continue our network rollout into an additional 23 markets in 1999 and a further 17 markets by the end of 2000. Upon completion of this network expansion, we anticipate providing services in 50 of the nation's largest metropolitan areas, which we believe contain 60% of the nation's local area networks. We have signed interconnection agreements with Ameritech, Bell Atlantic, Bell South, GTE, Pacific Bell and U S WEST, and we are currently pursuing interconnection arrangements with two other incumbent carriers. As of January 31, 1999, we provide service or have installed equipment in nearly 200 incumbent carrier central offices. We have obtained competitive carrier authority or have been permitted to operate as a competitive carrier in 21 states.

     In March 1999, we entered into separate strategic arrangements with MCI WorldCom and Microsoft. As part of our strategic arrangements, MCI WorldCom's investment fund and Microsoft each invested $30 million in us. The MCI WorldCom arrangement also designates us as MCI WorldCom's preferred provider of business DSL lines in certain circumstances, and provides that MCI WorldCom is committed to sell at least 100,000 of our DSL lines over a period of five years, subject to penalties for failure to reach target commitments. In turn, we have designated MCI WorldCom as our preferred provider of network services in certain circumstances. MCI WorldCom will also work with us to develop voice and data applications over a single DSL connection. In our Microsoft arrangement, we will jointly distribute with Microsoft a co-branded DSL version of the Microsoft Network (MSN) service focused on our small business customers and on our customers' teleworkers.

     We also market our services through our direct sales force and through our partnerships with recognized leaders in the networking industry, including Microsoft, Cisco and a contemplated arrangement with Verio. Under our strategic partnership with Cisco, Cisco agreed to jointly market and sell our networking solutions to its customer base and will engage in joint development projects with us. As of January 31, 1999, we had over 650 lines in service, and we are currently under contract to supply over 9,000 additional DSL lines to our business and service provider customers, including Cisco, Silicon Graphics, Inc., QUALCOMM Incorporated, Wind River Systems and Broadcom Corporation.

     Our senior management team has extensive experience in developing next-generation networking businesses. Our President and Chief Executive Officer, Catherine Hapka, was previously the founder, President and Chief Operating Officer of !NTERPRISE Networking Services, U S WEST's data networking business. Scott Chandler, our Chief Financial Officer, was previously President and Chief Executive Officer of C-COR Electronics, Inc., a manufacturer of broadband telecommunications equipment. James Greenberg, our Chief Network Officer, directed the design, planning, operation and construction of Sprint Corporation's data networks. Frank Tolve, our Chief Sales Officer, previously served as Vice President, Sales Operations of Bay Networks. Our sponsors, which include Microsoft, MCI WorldCom's investment fund, Kleiner Perkins Caufield & Byers, Enterprise Partners, Brentwood Venture Capital, the Sprout Group and a subsidiary of Enron Corp., have to date invested approximately $90.3 million.

MARKET OPPORTUNITY

     We believe that a substantial market opportunity exists as a result of the convergence of six factors:

     - the growing demand for high-speed access to the Internet and corporate networks;

     - the inherent limitations of dial-up modems as a connection to data networks;

     - the need for large companies to improve the productivity of their remote offices and workers;

     - the need for small and medium businesses to have an integrated communication solution for their networking requirements;

     - the increasing adoption of DSL and widespread use of packet-based networks; and

     - the 1996 Telecommunications Act.

     GROWING DEMAND FOR HIGH-SPEED ACCESS TO THE INTERNET AND CORPORATE NETWORKS

     The value of goods and services sold through the Internet will grow from $2.6 billion in 1996 to $400 billion in 2002, according to analyst projections. Today, business spending for connecting remote workers, branch offices and corporate headquarters to each other and to customers, suppliers and partners-- either through the Internet or private networks--is large and growing.
Industry analysts estimate that the U.S. market for remote Internet and local area network access will grow from $5.9 billion in 1997 to $11.7 billion by 2002. Industry sources estimate that spending in the United States on distributed networking and network services and applications will grow from $54.2 billion in 1998 to $173 billion in 2002. Much of that growth is expected to result from increased demand for e-mail, Web hosting services, e-commerce, collaboration and real-time video services and applications. Industry sources expect spending on distributed networking and network services and applications to encompass 57% of a company's total annual information technology spending by 2002.

     LIMITATIONS OF DIAL-UP MODEMS AND INTEGRATED SERVICES DIGITAL NETWORK
     (ISDN)

     Because only five percent of buildings in the United States are currently connected to high-speed fiber rings--typically large buildings in metropolitan areas or clusters of buildings in regional campus parks--the vast majority of workers who access data networks do so through slow dial-up modems connected to the traditional circuit switched public telephone system. These traditional dial-up modems are creating a bottleneck in data communications because the data-carrying capacity of the fastest commercially available dial-up modem is only 56 Kbps. The capacity of another alternative, an integrated services digital network (ISDN) line, is only 128 Kbps. While integrated services digital network (ISDN) technology provides improved capacity relative to dial-up modems, the cost of an integrated services digital network (ISDN) solution is often prohibitive.

     NEEDS OF LARGE BUSINESSES FOR REMOTE OFFICE AND WORKER PRODUCTIVITY

     Many large companies are supporting increasing numbers of remote offices and workers. These companies face the challenge of finding a cost effective way to make their remote workers as productive as those who have access to all of the high performance communications and networking resources available to workers located at corporate headquarters. A high-speed network solution that encompasses access to the corporate local area network, the corporate telephone system, the Internet, the corporate video conferencing system, customers, suppliers and partners would substantially increase remote office and worker productivity. At present, large businesses are incurring significant capital expenditures to purchase equipment to support dial-up modems and integrated services digital network (ISDN) connections, and paying for high cost technical support personnel only to implement networking solutions that fail to optimize worker productivity.

     NEEDS OF SMALL AND MEDIUM BUSINESSES FOR INTEGRATED COMMUNICATION SOLUTIONS

     A significant number of small and medium businesses have no practical alternative to dial-up modems or integrated services digital network (ISDN) for their workers to access the Internet and remote local area networks. As a result, these workers suffer productivity limitations associated with slow transmission speeds. In addition, these businesses need to contend with the cost and complexity of retaining multiple vendors for their communication needs: incumbent carriers for local voice traffic; long distance carriers for long distance voice traffic; Internet Service Providers for Internet access; and equipment integrators for on-premises voice and network systems. We believe that these businesses can benefit from working with a single service provider that offers integrated communication solutions, using a single connection.

     EMERGENCE OF DSL AND PACKET-BASED TECHNOLOGIES

     DSL technology dramatically increases the data, voice and video carrying capacity of standard copper telephone lines. Because DSL technology uses existing copper telephone lines, a broad network deployment can be implemented rapidly, and requires a lower initial fixed investment than some existing alternative technologies, such as fiber, cable modems and satellite communications systems. A significant portion of the build-out of a DSL-based network is directly related to the demand of paying subscribers, resulting in a success-based deployment of capital.

     Packet-based networks often are more efficient than traditional point-to-point networks, and allow end users to connect to any location that can be assigned an Internet Protocol address. Traditional point-to-point networks, including the traditional telephone network and private line networks, are less efficient because they require a dedicated connection between two locations. Packet-based networks allow multiple users to share connections between locations.

     1996 TELECOMMUNICATIONS ACT

     The 1996 Telecommunications Act allows competitive carriers to leverage the existing incumbent carrier infrastructure, as opposed to building a competing infrastructure at significant cost. The 1996 Telecommunications Act requires all incumbent carriers to allow competitive carriers to collocate their equipment along with incumbent carrier equipment in incumbent carrier central offices, which enables competitive carriers to access end users through existing telephone line connections. The 1996 Telecommunications Act creates an incentive for incumbent carriers that were formerly part of the Bell system to cooperate with competitive carriers: these incumbent carriers cannot provide long distance service until regulators determine that there is competition in the incumbent carrier's local market.

     MARKET IMPACT OF CONVERGENCE

     We believe the convergence of these factors has had several fundamental effects on the communications market. New carriers can:

     - leverage the existing network infrastructure by obtaining local network access connections, and offer efficient high-speed data, voice and video networks;

     - provide large businesses with productivity enhancing remote office and worker networking solutions;

     - offer small and medium businesses integrated voice and data solutions that reduce the complexity of using multiple vendors for communication services; and

     - build new networks that can provide efficient high-speed access over a single connection to any Internet Protocol address on the Internet and/or corporate network, along with features and applications that can be configured to meet each user's needs.

THE RHYTHMS SOLUTIONS

     We believe our network solutions effectively address many of the unmet communications needs of today's businesses by offering an appealing combination of quality, performance, price and service. Our network consists of:

     - HIGH-SPEED, "ALWAYS ON" LOCAL CONNECTIONS. Our network delivers high-speed, "always on" local access. Using DSL technology over standard copper telephone lines, our network is capable of delivering data transfer rates at speeds ranging from 128 Kbps to 7.1 Mbps. For customers that subscribe at the 7.1 Mbps rate, the transfer rate is faster than frame relay and T-1 circuits, and is approximately 125 times the rate of the fastest dial-up modem and over 55 times the rate of an integrated services digital network (ISDN) line. Moreover, unlike dial-up modems and integrated services digital network (ISDN) lines, the DSL solution is "always-on"--it does not require users to dial-up to connect to the Internet or their local area network for each use.

     - METROPOLITAN AND WIDE AREA OVERLAY NETWORK. We have designed our network so that we can effectively and efficiently manage data traffic within and among the metropolitan areas in which we offer our services. We use transport services provided by other carriers for local access to users, metropolitan area network connections and for long distance backbone capacity. This overlay network is designed to route and switch traffic within each metropolitan area, keeping local traffic local and sending only long distance traffic over the wide area network, thereby increasing overall network capacity and reliability and minimizing our backbone costs. We manage the network and monitor service levels on a nationwide basis from our Network Operations Center in Denver.

     - PRODUCTIVITY ENHANCING FEATURES AND APPLICATIONS. We offer a growing suite of network-enabled features and applications that extend the functionality of corporate communications and networking resources to remote offices and workers. We also offer remote offices and workers, as well as small and medium businesses high performance Internet access solutions in conjunction with our service provider customers.

     - SERVICE FLEXIBILITY. We have designed our network so that we are able, over a single DSL connection, to individually configure each network user's features and applications.

     - TURNKEY SOLUTION. We offer turnkey network solutions for our customers by providing each customer with a single point of contact for a complete package of services, including network implementation, maintenance, billing and the DSL modem. For large customers, we provide complete project management, including design, implementation and results reporting. In some cases, we also seamlessly link our network operations systems to existing customer information systems to ensure maximum service efficiency.

BUSINESS STRATEGY

     Our goal is to become the leading national service provider of high performance networking solutions for remote offices and workers. We intend to implement the following strategies to achieve our goal:

     EXPLOIT EARLY MOVER ADVANTAGE

     We intend to exploit our early market entrance to deploy our network and establish strong relationships with business and service provider customers. As of January 31, 1999, we provide service or had installed our network equipment in nearly 200 central offices. Installation on this scale requires significant time and resources; therefore, we believe our progress to date provides us a significant time-to-market advantage over would-be competitors. We have gained significant build-out experience, which we believe will streamline our further expansion. We plan to construct our network rapidly so that we are an early mover in our other target markets. We intend to exploit our early mover advantage to gain significant market share in our target markets.

     FOCUS ON PERFORMANCE-DRIVEN BUSINESS CUSTOMERS

     We believe that the underserved segment of the business networking market that demands high performance is currently relying on dial-up modems or integrated services digital network (ISDN) for network access. Many large businesses have remote offices and workers that are not able to take advantage of the full array of communications and networking resources available to workers at the main office. In addition to offering these businesses high-speed access to the Internet and corporate networks, we intend to offer them network-enabled features and applications that increase worker productivity. Further, we believe that small and medium businesses are looking for an integrated service provider to reduce their reliance on multiple vendors. Accordingly, we intend to offer multiple networking services, including voice and data services over a single DSL connection, to meet the needs of small and medium businesses.

     EXPAND NETWORK-ENABLED FEATURES AND APPLICATIONS

     We seek to have our network become a platform that facilitates the delivery of productivity-enhancing features and applications to businesses and their employees. By collaborating with industry leaders such as MCI WorldCom, Microsoft and Cisco, we intend to jointly develop features and applications that will meet the needs of our customers. For example, as part of our strategic agreement with MCI WorldCom, we have agreed to jointly develop voice and data applications over a single DSL connection. In addition, we believe that the proliferation of high-speed local access networks, such as our own, will encourage third parties to create more bandwidth-intensive features and applications. One of our objectives in providing these enhanced features and applications is to strengthen customer loyalty and increase revenue per network user.

     ESTABLISH STRONG DISTRIBUTION CHANNELS

     We intend to build strong distribution channels. For large businesses, we are building a direct sales force and are entering into strategic joint marketing alliances. We have entered into a strategic alliance with Microsoft in which we will jointly distribute with Microsoft a co-branded DSL version of the Microsoft Network service focused on our small business customers and our customers' teleworkers. We have also entered into a strategic alliance with MCI WorldCom in which we have been designated its preferred provider of business DSL connections for large, medium and small businesses. In addition, we entered into a strategic alliance with Cisco, in which we will jointly market and sell our networking solutions to large businesses. For small and medium businesses, we will distribute our services through our service provider customers. Over time, we will seek to develop additional strategic alliances, focusing on partners that can both add value to our network and give us a meaningful distribution channel.

     PROVIDE SUPERIOR CUSTOMER SERVICE

     As part of our strategy to obtain and retain business and service provider customers, we intend to provide superior service and customer care. We will guarantee high-quality service by providing carrier-class networking solutions and superior customer service. Our carrier-class networking solutions include end-to-end proactive network monitoring and management through our Network Operations Center, 24 hours a day, seven days a week. We also offer multiple security features and a network that we can scale to meet demand. Our customer service includes a personal and Web-based single point of contact, a complete packaged solution including the DSL modem, installation, activation and network management, and specific customer service objectives against which we measure our performance. Our objective in providing outstanding customer service is to provide a high level of customer satisfaction, achieve customer loyalty and accelerate the adoption rate of our service.

STRATEGIC PARTNERSHIPS

     MCI WORLDCOM

     In March 1999, we entered into a strategic partnership with MCI WorldCom, pursuant to which, among other things:

     - MCI WORLDCOM INVESTMENT. MCI WorldCom's investment fund invested $30 million in us, in return for 3,731,410 shares of our Series C preferred stock, which are convertible into 4,477,692 shares of common stock, and a warrant to purchase 720,000 shares of our common stock at $6.70 per share. As the majority holder of Series C preferred stock, the fund has the right to elect one of our directors.

     - PROVIDING DSL TO MCI WORLDCOM. We have been designated MCI WorldCom's preferred provider of business DSL access services in areas where we deploy our network, except for services to certain subsidiaries and in locations where MCI WorldCom deploys its own DSL equipment. We have a right of first refusal to match offers made to MCI WorldCom by other providers of DSL services.

     - MCI WorldCom has committed to sell a minimum of 100,000 business quality DSL lines, subject to penalties for failure to reach target commitments. MCI WorldCom will have 60 months to place orders for these lines, starting on the date when we have 1,250 collocations in commercial service in at least 29 metropolitan statistical areas. As part of our agreement, we must provide specified service levels and have available capacity.

     - OBTAINING NETWORK SERVICES FROM MCI WORLDCOM. We have designated MCI WorldCom as our preferred provider of network services, including metropolitan area network services, long-haul backbone services and Internet Protocol backbone services. MCI WorldCom has a right of first refusal to provide all of these services to us.

     - COLLABORATION. We will jointly develop voice and data applications over a single DSL connection. We will also form a working group with MCI WorldCom to develop and implement the systems and procedures necessary to jointly deploy DSL service nationwide. We will collaborate with MCI WorldCom in selecting technologies and vendors to support our network deployments.

     MICROSOFT

     In March 1999, we entered into a strategic partnership with Microsoft, pursuant to which, among other things:

     - MICROSOFT INVESTMENT. Microsoft invested $30 million in us, in return for 3,731,409 shares of our Series C preferred stock, which are convertible into 4,477,691 shares of common stock, and a warrant to purchase 720,000 shares of our common stock at $6.70 per share.

     - CO-BRANDING FOR SMALL BUSINESSES AND TELEWORKERS. Microsoft has agreed to jointly distribute with us over the Internet a co-branded DSL version of the Microsoft Network service focused on our small business customers and on our customers' teleworkers. This agreement expires in March 2002.

     CISCO SYSTEMS

     In October 1998, we entered into a strategic partnership with Cisco, in which Cisco agreed to work jointly with us to sell our services to its customers including providing compensation to its sales representatives for selling our services. In addition, Cisco has committed to a joint marketing program with us to increase our market recognition among businesses. We are also under contract with Cisco to manage and upgrade its remote access program for 8,500 teleworkers nationwide.

     OTHER PARTNERS

     In October 1998, we entered into a letter of intent contemplating a joint marketing agreement with Verio to jointly fund an advertising and market awareness program in the Chicago metropolitan area. In the future we intend to pursue additional joint marketing relationships to strengthen our distribution capabilities and enable us to penetrate our target markets more rapidly.

RHYTHMS NETWORK SERVICES, FEATURES AND APPLICATIONS

     We offer our customers solutions that address many of their high performance networking needs. Our local connection services use a variety of DSL technologies to deliver high-speed, "always on" local access. We also aggregate traffic within metropolitan areas and route or switch the traffic to our service provider customers, or to a corporate local area network within the same metropolitan area or another metropolitan area using our inter-network connections. In addition to local connections and metropolitan and wide area inter-network connections, we offer a growing suite of network-enabled features and applications.

     LOCAL CONNECTIONS

     Our local connection services connect individual users or multiple users on a local area network to our metropolitan or national network or to the Internet using DSL technology over traditional telephone lines. Using DSL technology over copper lines, our network is capable of data transfer rates ranging from 128 Kbps to 7.1 Mbps. Unlike dial-up modems and integrated services digital network
(ISDN) lines, the DSL solution is "always on"--it does not require users to dial-up to connect to the Internet or their local area network for each use.

     We place DSL equipment both at the customer premises--a residence or business--and in the central office that services that specific customer premises. There are typically many incumbent carrier central offices in each metropolitan area. We connect the DSL equipment in each central office to one of our Metro Service Centers so that we can route or switch network traffic to either a local destination, a national destination where we provide service or the Internet.

     For our local connection services, the speed and effectiveness of the DSL connection will vary based on a number of factors, including the distance of the end user from the central office and the condition of the copper line that connects the end user to the central office. However, the specific number of potential users for higher speeds will vary by central office and by region and will be affected by line quality. In the future, we intend to examine adding a variety of high-speed local access technologies as they are developed, including emerging wireless technologies. The chart below compares the performance and range for our local connection services as of February 1999:

          SPEED TO           SPEED FROM            RANGE(1)
          END USER            END USER              (FEET)         TECHNOLOGY(2)
      ----------------    ----------------    -----------------    ---------------
          144 Kbps            144 Kbps            Unlimited        IDSL(3)
          256 Kbps            256 Kbps               18,000        SDSL
          384 Kbps            384 Kbps               15,000        RADSL
          512 Kbps            512 Kbps               14,000        RADSL
          768 Kbps            768 Kbps               12,000        RADSL
            1 Mbps              1 Mbps               12,000        RADSL
          1.5 Mbps            1.5 Mbps                8,000        SDSL
            3 Mbps              1 Mbps               10,700        RADSL
            5 Mbps              1 Mbps                9,000        RADSL
          7.1 Mbps              1 Mbps                7,800        RADSL

-----------------------
(1) Estimated maximum distance from the central office to the end user.

(2) The technologies are described more fully in "--DSL Technologies" below.

(3) Speeds are 128 Kbps under certain circumstances.

     METROPOLITAN AREA AND WIDE AREA INTER-NETWORK CONNECTIONS

     For our business and service provider customers, we offer high-speed connections both within and among metropolitan areas. In order to switch and route traffic aggregated from each central office to its ultimate local or long distance destination, we offer two interconnection services.

     Our 1.544 Mbps service--DS-1--is suitable for small business customers or service providers. Our 45 Mbps service--DS-3--is intended for large business customers or service providers. The monthly service charge for both services is greater if traffic aggregated in one metropolitan area is terminated in another metropolitan area, and varies based on the speed of the local access connection.

     Our wide area network currently operates between each of the metropolitan areas in which we provide service, and is currently a frame relay network which we lease from a long distance carrier. In the future, we expect to add Asynchronous Transfer Mode capability.

     NETWORK-ENABLED SERVICES, FEATURES AND APPLICATIONS

     We intend to use our high-speed local access connection to provide multiple network services, features and applications. Instead of just providing a high-speed access connection, we intend to offer many network-enabled features and applications, which we are able to configure to meet each user's needs. We believe our strategy to provide additional network services, features and applications for each user on our network allows us to address a larger market opportunity than the market opportunity represented by connection services alone. Our strategy is to benefit from additional recurring monthly revenue by providing multiple network features and applications.

     The features and applications that we currently offer are outlined below.

     - CORPORATE TELEPHONE SYSTEM EXTENSION. This feature extends the functionality of the corporate telephone system directly into a teleworker's home or, in the future, a company's branch office. This feature supports common corporate telephone functions such as four digit dialing, conference calling and speed dialing. Benefits to our business customers include increased worker productivity, reduced second line expenses for voice service and the ability to aggregate and control long distance charges.

     - COMPUTER BACKUP. The computer backup feature allows end users to automatically backup data to a secure remote site. Computer backup leverages our "always on," high-speed local access connection and allows the backup to be done at the times most convenient for the end user. We believe this feature is more cost effective than substitutes such as tape drives and disk cartridge drives, and has the additional protection of being stored off site. This application is provided by a third party, @Backup, Inc.

     - CONTENT CACHING. We offer content caching for our customers' end users who access the Internet. This network feature operates in the background, serving user requests for Web pages locally rather than obtaining the content from the actual server across the Internet. Caching enables our customers to retrieve content faster than would otherwise be possible. Our caching solution requires no configuration setup by our customer. If the cache fails in any way, it will be automatically bypassed and user requests will be sent directly to the Internet.

     - SERVICE SELECTION. We have implemented a service selection feature within our network that enables end users to access multiple destinations, including the corporate local area network, the corporate telephone system, the Internet, customers, suppliers and partners. Using this feature, a connection to the Internet and the corporate local area network can be established simultaneously by different users over the same DSL access line. This feature alleviates the corporate network from servicing Internet traffic to a teleworker.

     - DYNAMIC HOST CONFIGURATION PROTOCOL FUNCTIONALITY. This feature relieves network administrators from the burden of notifying each teleworker of network configuration changes. Through the use of this protocol, once teleworkers start up their computers, the customer's server automatically downloads all of his or her network configuration parameters. If any modifications to the configuration are necessary, they only need to be modified once by the network administrator, and the network configuration parameters will be automatically distributed to all of the organization's teleworkers.

     - TURNKEY INTERNET. This application allows small and medium businesses or large business branch offices the ability to host Internet and intranet Web sites. This application includes network equipment on the customer premises that provides router, Web server, e-mail, file server, firewall and Web-page caching. This premises-based Internet solution is combined with our "always on" high-speed network connection and Internet services from an Internet Service Provider customer.

     In the future, we plan to continue to expand our network features and applications by working closely with leading hardware, software and networking companies. We expect to focus on many applications, including combining voice and data communications, increasing our directory and security capabilities, and providing businesses with the ability to access their important applications from remote locations. We have agreed to jointly develop directory and voice-over Internet Protocol applications with Cisco. In addition, as part of our strategic agreement with MCI WorldCom, we expect to jointly develop multiple applications using DSL technology including voice and data applications over a single DSL connection. Our strategic relationship with Microsoft will focus on delivering co-branded network applications that will facilitate our customers' access to the Internet and other destinations.

     Using these network-enabled features and applications, we can assemble a broad solution to meet our business customer needs. For example, for a teleworker, we might combine high-speed access to the corporate network and the Internet with computer backup and corporate telephone extension. For a small business, we might offer a turnkey Internet solution by combining high-speed access to the Internet through our Internet Service Provider customer, with customer premise equipment that supports Web server, e-mail, file server, firewall, Web-page caching and network backup.

     TURNKEY SOLUTION

     We offer a full service solution for the configuration, provisioning, and installation of the local access connection at the end user location, for which the customer pays a one-time charge. That charge covers the cost of installing the DSL line, any required inside wiring, the DSL modem, attaching the DSL modem to either a single computer, local area network or enterprise server, installation of a single network interface card if required, and installing the TCP/IP software if required. For our large business customers, we provide complete project management, including design, implementation and results reporting. In some cases we seamlessly link our network operations systems to existing customer information systems through Web-based interfaces.

CUSTOMERS, SALES AND MARKETING

     We offer our services to large, medium and small businesses. As of January 31, 1999, we served more than 75 business and 20 service provider customers. For these business and service provider customers we have over 650 lines in service and are under contract to supply over 9,000 additional DSL lines. Selected business customers include Cisco, Silicon Graphics and QUALCOMM. In addition, our service provider customers include CTSNet, ConnectNet, Verio, Epoch Networks, Inc. and Ingram Micro.

     DIRECT SALES CHANNELS

     We market our services to large businesses through a direct sales force. Our target account profile is a large, information-intensive enterprise with multiple locations and large numbers of distributed workers. Our sales force seeks to deal directly with the Chief Information Officer and the telecommunications manager responsible for remote access in the target account. Sales teams are deployed in each of the metropolitan areas in which we offer our services. As of January 31, 1999, we had 40 sales and technical personnel supporting our direct sales efforts. We intend to increase the size of our sales and technical support force to sell and support large businesses as we enter new geographic markets.

     Our relationship with large business customers can involve multiple phases. A customer typically initially agrees to a first phase commitment for a specific number of connections at a negotiated price and one year contract term. Typically, three to six months into the first phase implementation, the customer agrees to successive phases of implementation that could include additional connections and upgrades in services, features and applications. In general, we have experienced a six to nine month sales cycle prior to receiving significant order volume from a business customer. We currently have two large business customers that have committed to multi-phase implementation programs: Cisco and Silicon Graphics. Collectively, these two customers account for over 90% of our commitments to purchase our connections. Please see "Risks and Uncertainties--We cannot predict our success because our business model is unproven."

     INDIRECT SALES CHANNELS

     We also market our services to small and medium businesses through indirect channels, including Internet Service Providers, interexchange carriers, competitive carriers, value-added resellers, and integrators. We offer each service provider the ability to select those services that it would like to bundle with its own service offerings to offer a total solution to its customers. For example, Internet Service Providers typically combine our high-speed connections with their Internet access services and resell the combination to their existing and new customers. We address these markets through sales and marketing personnel dedicated to each of these indirect channels.

     We supplement our sales effort to certain of these service providers by offering marketing support services that may include training, proposal development, lead generation, channel support materials, joint marketing funds, Web promotion, joint participation in national and regional customer events and press announcements. We also offer promotions and sales incentives from time to time to our service providers. Additionally, we support our service providers by acting as a network integrator by qualifying potential customers for service, ordering connections, installing equipment on the customer premises, turning up the service, monitoring the network, troubleshooting, making repairs and invoicing the customer on a single bill.

     Our agreements with our service provider customers vary widely. Generally, our agreements have a one to three year term, and are based on negotiated prices that decline with increasing levels of volume achievement. In many cases, service providers have selected one or two, and perhaps three, DSL service providers as preferred suppliers in each market. Our goal is to be selected as the preferred supplier or one of the preferred suppliers in each metropolitan area where we operate. When we are selected as a preferred supplier within a given market, we may enter into joint marketing arrangements to promote our DSL services. See "Risks and Uncertainties--We depend on third parties, particularly Microsoft, MCI WorldCom and Cisco, for the marketing and sales of our network services."

CUSTOMER SERVICE

     We offer our business and service provider customers a single point of contact for implementation, maintenance and billing. Our Network Operations Center provides both proactive and customer initiated maintenance services 24 hours a day, seven days a week. We also provide a broad range of customer service and Network Operations Center services through our Web interface.

     - IMPLEMENTATION. Working with a business or service provider customer, our customer service technicians and sales engineers will develop an implementation plan for each customer. The plan will include qualifying the customer for our service offerings, placing orders for the connection facilities, coordinating the delivery of the connection, installation and turn up.

     - MAINTENANCE. Our Network Operations Center in Denver provides network surveillance through standard Simple Network Management Protocol tools for all equipment in our network. Because we have complete end-to-end visibility of our network, we are able to proactively detect and correct the majority of our customer's maintenance problems remotely. Our goal is to proactively detect and repair 90% of our customer's maintenance problems before our customer is aware of a problem. Customer initiated maintenance and repair requests are managed and resolved primarily through the Customer Service Center. We utilize a trouble ticket management system to communicate customer maintenance problems from the customer service center to the Network Operations Center engineers and the field services engineers. Because our Network Operations Center is fully staffed 24 hours a day, seven days a week, we believe our ability to provide superior proactive maintenance is significantly enhanced.

     - BILLING. Customer bills are currently issued on a monthly basis through an internal billing system. Customer billing inquiries are managed by our Customer Service Center. In the future, billing inquiries will also be supported through our Web interface.

     - CUSTOMER SUPPORT SYSTEMS. Our system architecture is designed to facilitate rapid service responsiveness and reduce the cost of customer support. We use an integrated set of standard, off-the-shelf systems to support our business processes. We designed all business functions, including sales, ordering, provisioning, maintenance and repair, billing, accounting and decision support to use a single database, ensuring that every function has accurate, up-to-date information. The use of client-server tools and scalable Unix and Microsoft NT servers enables automation within and between processes.

NETWORK ARCHITECTURE

     NETWORK TECHNOLOGY

     The key design features allowing us to be a business-class network are:

     - CARRIER-CLASS NETWORK MANAGEMENT. Our network is designed to be carrier-class throughout. For example, it has been designed with redundant network electronics and transmission paths. We have the ability to electronically view our entire network including the DSL modem located at the end user's computer or located on our customer's local area network from our Network Operations Center in Denver. We provide our business and service provider customers with service level agreements that guarantee specific levels of network performance. We have found that by offering service level agreements, we are better able to convince businesses to move their mission-critical applications onto our network.

     - SCALABLE SYSTEMS. We use industry standard, off-the-shelf software to support preordering, ordering, provisioning, billing, network monitoring and trouble management. We have implemented these systems using a distributed client-server systems architecture that operates using a single, integrated database. This approach allows us to grow our customer support and network management capabilities as customer demand increases by giving our personnel faster, more accurate access to a fully integrated business information system.

     - NETWORK SECURITY. Non-dedicated access, such as dial-up modem or integrated services digital network (ISDN) lines, or dedicated access to the public Internet, represents security risks for business networks. These security risks are mitigated through the use of virtual private network technologies such as authentication, tunneling, encryption, and through the use of permanent virtual circuits that define a logical dedicated connection between the end user and the corporate network. Our network enables businesses to fully employ these virtual private network technologies by using their own equipment at the edges of our network, or optionally purchasing virtual private networking services from us.

     NETWORK COMPONENTS

     Our network is an overlay network in that we lease existing transport services from other service providers: local access copper lines from incumbent carriers, metropolitan fiber from incumbent carriers or competitive carriers and long-distance backbone fiber from long distance carriers. This overlay network is designed to switch and route traffic within each metropolitan area, keeping local traffic local and only sending non-local traffic over the wide area network, thereby increasing overall network capacity and reliability and reducing costs. The primary components of our network are customer endpoint devices, local transport, our Connection Points, high-speed metropolitan area network, our Metro Service Centers, our backbone and our Network Operations Center.

     - CUSTOMER ENDPOINT DEVICES. We currently offer DSL and private line local access connections in our network. For DSL access, we include the customer endpoint device--the DSL modem--as part of our complete turnkey service offering. We configure and install these modems with the end user's computer, or local area network or enterprise router along with any required on-site wiring needed to connect the modem to the telephone line leased from the incumbent carrier. Currently, almost all of the DSL modem and DSL multiplexing equipment we use for a single connection over a copper line must come from the same vendor since there are no existing interoperability standards for the equipment used in our higher speed services.

     - LOCAL TRANSPORT. Our local transport connects customer end-point devices to our network. For digital subscriber line access, the transport is a DSL-capable copper loop leased by us from the incumbent carrier under terms specified in our interconnection agreements. In many cases, DSL-capable lines result from modification of voice grade lines to carry digital signals, at times involving an additional one-time or monthly charge relative to voice grade lines. For private line access, the transport is leased copper or fiber trunks provided by the incumbent carrier or a competitive carrier.

     - CONNECTION POINTS. Through our interconnection agreements with the incumbent carriers, we secure collocation space in central offices. In each of these Connection Points, we connect the DSL-equipped copper loop to our DSL multiplexing equipment. Each of our Connection Points is designed to offer the same high reliability and availability standards as the incumbent carrier's own central office space. We expect to place our equipment in each of 30 to 90 central offices in any metropolitan area that we enter. As of January 31, 1999, we had Connection Points in nearly 200 central offices. Although we expect that many Connection Points will be physically located within the central office, we have placed and will continue to place our Connection Points in locations immediately adjacent to central offices, when collocation space within the central office is not available.

     - HIGH-SPEED METROPOLITAN AREA NETWORK. In each of our targeted metropolitan area markets, we operate a private metropolitan area network. The network consists of high-speed Asynchronous Transfer Mode communications circuits that we lease from competitive carriers or incumbent carriers to connect our Connection Points to the Metro Service Center. The metropolitan area network operates at 45 Mbps--DS-3 -- today, and can be upgraded to 150 Mbps--OC-3 -and 600 Mbps--OC-12 -- in the future. We anticipate leasing a substantial portion of this capacity from MCI WorldCom, as described in "--Strategic Partnerships."

     - METRO SERVICE CENTERS. The Metro Service Center is a physical point of presence within a metropolitan area where local access traffic is aggregated from the Connection Points over our high-speed metropolitan area network. Although we generally expect to have one Metro Service Center in each of our targeted metropolitan areas, in larger metropolitan areas, we may have two. The Metro Service Center houses our Asynchronous Transfer Mode switches and Internet Protocol routers. We also place applications servers in our Metro Service Centers to support network enabled feature and applications. We design our Metro Service Centers for high availability including battery backup power, redundant equipment and active network monitoring.

     - BACKBONE. Our backbone interconnects our Metro Service Centers so that communications traffic can be transported among different metropolitan areas. Currently, we lease a frame relay backbone from a long distance carrier. We anticipate leasing a substantial portion of this capacity from MCI WorldCom, as described in "--Strategic Partnerships." In the future, we expect to add Asynchronous Transfer Mode capability.

     - NETWORK OPERATIONS CENTER. Our entire network is managed from the Network Operations Center located in Denver. From these centers, we provide end-to-end network monitoring and management using advanced network management tools 24 hours a day, seven days a week. This enhances our ability to address performance or connection issues before they affect our end user's experience. From the Network Operations Center, we monitor the equipment and circuits in each Metro Service Center, each metropolitan area network, each Connection Point, individual end user lines and modems. Please see "Risks and Uncertainties--A system failure or breach of network security could cause delays or interruptions of service to our customers."

     We are pursuing a program of ongoing network development. Our engineering efforts focus on the design and development of new technologies and services to increase the speed, efficiency, reliability and security of our network and to enable network features and applications developed by us or by third parties. Please see "Risks and Uncertainties--We may be unable to effectively expand our network services and provide high performance to a substantial number of end users."

DSL TECHNOLOGIES

     We utilize various DSL equipment and technologies from different vendors. The various DSL technologies allow us to offer a range of connection speeds. Actual speeds are a function of the distance from the end user or local area network to the central office and the quality of the copper line. We describe the basic features and the market positioning of our primary DSL technologies below.

     RATE ADAPTIVE DIGITAL SUBSCRIBER LINE (RADSL)

     RADSL technology allows each end user or local area network to utilize the full digital capability of the underlying telephone line. Speeds reach up to 7.1 Mbps downstream and up to 1.1 Mbps upstream if the end user or local area network is within 15,000 feet, or approximately 2.8 miles, from the central office. We use this technology for end users or local area networks needing very high access speeds. Our target customers for RADSL connections consist of small and medium businesses and branch offices of large businesses needing T-1 or higher speeds. We believe that these businesses often find the cost of dedicated private line or frame relay services to be prohibitive. Our RADSL connection competes favorably on a price/performance basis relative to traditional fractional T-1 and frame relay services. The service also provides the highest speed of any DSL service for bandwidth intensive applications.

     SYMMETRIC DIGITAL SUBSCRIBER LINE (SDSL)

     Our SDSL technology allows end users and local area network to achieve up to 1.5 Mbps speeds both downstream and upstream. Depending on the quality of the copper line, 1.5 Mbps can typically be achieved if the end user or local area network is within 8,000 feet, or approximately 1.5 miles, from the central office.

     INTEGRATED DIGITAL SUBSCRIBER LINE (IDSL)

     IDSL technology allows us to reach all end users or local area networks within a central office serving area irrespective of the end user or local area network distance from the central office. Our IDSL service operates at up to 144 Kbps in each direction. This service can use existing integrated services digital network (ISDN) equipment at the end user site, and is targeted at the integrated services digital network (ISDN) replacement market. For information intensive users, we believe that IDSL compares favorably with integrated services digital network (ISDN) on a price/performance basis when the monthly flat rate IDSL charge is compared with the per minute integrated services digital network (ISDN) charge. We also offer IDSL to end users that have lines that do not consist of continuous copper, such as digital line carrier equipped lines that are partially copper and partially fiber.

COMPETITION

     We will face competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. Moreover, we expect the level of competition to intensify in the future. We expect significant competition from:

     - INCUMBENT CARRIERS. Incumbent carriers, such as GTE and U S WEST, are leasing wide area connections from long distance carriers, and have existing metropolitan area networks and circuit switched local access networks. Most incumbent carriers have announced deployment of commercial DSL services in certain areas. In addition, most incumbent carriers are combining their DSL service with their own Internet Service Provider businesses. We believe that incumbent carriers have the potential to quickly overcome many of the issues that have delayed widespread deployment of DSL services in the past. If a Regional Bell Operating Company is authorized to provide in-region long distance service in one or more states, by fulfilling the market-opening provisions of the 1996 Telecommunications Act, the Regional Bell Operating Company may be able to offer "one stop shopping" that would be competitive with our offerings. The incumbent carriers have an established brand name in their service areas, possess sufficient capital to deploy DSL services rapidly and are in a position to offer service from central offices where we may be unable to secure collocation space.

     - TRADITIONAL INTEREXCHANGE CARRIERS. Many of the leading traditional interexchange carriers, such as AT&T, MCI WorldCom and Sprint, are expanding their capabilities to support high-speed, end-to-end networking services. Increasingly, their bundled services include high-speed local access combined with metropolitan and wide area networks, and a full range of Internet services and applications. We expect them to offer combined data, voice and video services over these networks.

       These carriers have deployed large scale networks, have large numbers of existing business and residential customers and enjoy strong brand recognition, and as a result represent significant competition. For instance, they have extensive fiber networks in many metropolitan areas that primarily provide high-speed data and voice communications to large companies. They could deploy DSL services in combination with their current fiber networks. They also have interconnection agreements with many of the incumbent carriers and have secured collocation spaces from which they could begin to offer competitive DSL services.

     - NEWER INTEREXCHANGE CARRIERS. The newer interexchange carriers, such as Williams, Qwest Communications International and Level 3 Communications, are building and managing high bandwidth, packet-based networks nationwide. They are also building direct sales forces and partnering with Internet Service Providers to offer services directly to business customers. They could extend their existing networks to include fiber metropolitan area networks and high-speed, off-net services using DSL, either alone, or in partnership with others.

     - CABLE MODEM SERVICE PROVIDERS. Cable modem service providers, like @Home Networks and its cable partners, are offering or preparing to offer high-speed Internet access over hybrid fiber coaxial cable networks to consumers. @Work has positioned itself to do the same for businesses. Where deployed, these networks provide local access services similar to our services, and in some cases at higher speeds. They typically offer these services at lower prices than our services, in part by sharing the bandwidth available on their cable networks among multiple end users.

     - WIRELESS AND SATELLITE DATA SERVICE PROVIDERS. Several new companies are emerging as wireless and satellite-based data service providers, over a variety of frequency allocations. These include:

        - WinStar Communications, Inc.,
        - Teligent, Inc.,
        - Teledesic LLC,
        - Hughes Space Communications, and
        - Iridium World Communications Ltd.

       These companies use a variety of new and emerging technologies, such as terrestrial wireless services, point-to-point and point-to-multipoint fixed wireless services, satellite-based networking and high-speed wireless digital communications.

     - INTERNET SERVICE PROVIDERS. Internet Service Providers provide Internet access to residential and business customers. These companies generally provide such Internet access over the incumbent carriers' circuit switched networks at integrated services digital network (ISDN) speeds or below. However, some Internet Service Providers, including HarvardNet, Inc. in Massachusetts, have begun offering DSL-based access using their own DSL services, or DSL services offered by the incumbent carrier or other DSL-based competitive carriers. Some Internet Service Providers have significant and even nationwide marketing presences and combine these with strategic or commercial alliances with DSL-based competitive carriers. Some Internet Service Providers, such as Concentric Network Corporation, Mindspring Enterprises, Inc., PSINet Inc. and Verio have significant and even nationwide presences.

     - COMPETITIVE CARRIERS. Certain competitive carriers, including Covad Communications Group, Inc. and NorthPoint Communications, Inc., have begun offering DSL-based data services. Other competitive carriers are likely to do so in the future. The 1996 Telecommunications Act specifically grants competitive carriers the right to negotiate interconnection agreements with incumbent carriers, including interconnection agreements which may be identical in all respects to our agreements.

     Many of these competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of our service offerings. Such technologies include integrated services digital network (ISDN), DSL, wireless data and cable modems. Please see "Risks and Uncertainties--The market in which we operate is highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources." Some of the competitive factors we face include:

        - transmission speed,
        - reliability of service,
        - breadth of service availability,
        - price performance,
        - network security,
        - ease of access and use,
        - content bundling,
        - customer support,
        - brand recognition,
        - operating experience,
        - ability to scale,
        - capital availability and
        - exclusive contracts.

INTERCONNECTION AGREEMENTS WITH INCUMBENT CARRIERS

     Interconnection agreements with incumbent carriers are critical to our business. These agreements cover a number of aspects of our relationships with incumbent carriers, including:

     - the price we pay to lease and the access we have to the incumbent carrier's copper lines;

     - the special conditioning the incumbent carrier provides on certain of these lines to enable the transmission of DSL signals;

     - the price and terms for collocation of our equipment in the incumbent carrier central offices;

     - the price we pay and the access we have to the incumbent carrier's transport facilities;

     - the ability we have to access conduits and other rights of way the incumbent carrier has to construct its own network facilities;

     - the operational support systems and interfaces that we can use to place orders and report and monitor the incumbent carrier's response to our requests;

     - the dispute resolution process we use with the incumbent carrier to resolve disagreements on the terms of the interconnection contract; and

     - the term of the interconnection agreement, its transferability to successors, its liability limits and other general aspects of our relationship with the incumbent carrier.

     We have signed interconnection agreements with six different major incumbent carriers covering 23 states and the District of Columbia. In many cases, incumbent carriers do not agree to the provisions in interconnection agreements that we request, and we have not consistently prevailed in obtaining all of the provisions we desire. We may be unable to continue to sign interconnection agreements with incumbent carriers. If we are unable to enter into, or experience delay in obtaining, interconnection agreements, this inability or delay may materially and adversely affect our business and financial prospects. The incumbent carriers are also permitting competitive carriers to adopt previously signed interconnection agreements.

     Our interconnection agreements have a maximum term of three years, requiring us to renegotiate the existing terms in the future. We may be unable to extend our existing interconnection agreements or renegotiate new agreements on favorable or any terms. In addition, our interconnection agreements are subject to state commission, Federal Communications Commission and judicial oversight. These bodies may modify the terms or prices of our interconnection agreements in ways that would adversely affect our business and financial prospects.

GOVERNMENT REGULATION

     A significant portion of the services that we offer, particularly through our wholly owned subsidiaries, ACI Corp. and ACI Corp.--Virginia, may be subject to regulation at the federal, state and/or local levels. Future federal or state regulations and legislation may be less favorable to us than current regulation and legislation and therefore have a material and adverse impact on our business and financial prospects. In addition, we may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving a favorable result.

     FEDERAL LEGISLATION AND REGULATION

     The 1996 Telecommunications Act, enacted on February 8, 1996, substantially departs from prior legislation in the telecommunications industry by establishing local exchange competition as a national policy. This act removes state regulatory barriers to competition and preempts laws restricting competition in the local exchange market.

     The 1996 Telecommunications Act in some sections is self-executing, but in addition, the Federal Communications Commission issues regulations that identify specific requirements upon which we and our competitors rely in implementing the changes it prescribes. The outcome of these various ongoing Federal Communications Commission rulemaking proceedings or judicial appeals of such proceedings could materially affect our business and financial prospects.

     The Federal Communications Commission prescribes rules applicable to interstate communications, including rules implementing the 1996 Telecommunications Act, a responsibility it shares with the state regulatory commissions. The 1996 Telecommunications Act, and the Federal Communications Commission's initial rules interpreting such act, encouraged increased local competition. A federal appeals court for the Eighth Circuit reviewed some of the initial rules, and overruled some of its provisions, including some rules on pricing and nondiscrimination. In January, 1999, the United States Supreme Court reversed elements of the Eighth Circuit's ruling, finding that the Federal Communications Commission has broad authority to interpret the 1996 Telecommunications Act and issue rules for its implementation, specifically including authority over pricing methodology. The Supreme Court upheld the Federal Communications Commission's orders to the incumbent carriers to combine unbundled elements for competitors, and to allow competitors to pick and choose among provisions in existing interconnection agreements. The Supreme Court also found that the Federal Communications Commission's interpretation of the rules for establishing unbundled elements was not consistent with the 1996 Telecommunications Act, and required the Federal Communications Commission to reconsider its delineation of unbundled elements. The Federal Communications Commission's replacement decision on unbundled elements may adversely affect our business. In addition, some incumbent carriers may take the position that they have no obligation to provide unbundled elements, including copper loops, until the Federal Communications Commission issues new rules, which could adversely affect our business.

     In November, 1998, the Federal Communications Commission ruled that DSL services provided as dedicated access services in connection with interstate services such as Internet access are interstate services subject to the Federal Communications Commission's jurisdiction. This decision is currently subject to reconsideration and appeal.

     In addition, in the spring of 1998, four of the Regional Bell Operating Companies petitioned the Federal Communications Commission to be relieved of certain regulatory requirements in connection with their own DSL services, including obligations to unbundle DSL loops, but not the obligation to unbundle the loops we purchase for our DSL services, and to resell DSL services. In October 1998, the Federal Communications Commission ruled that DSL services are telecommunications services subject to the requirements of the 1996 Telecommunications Act to unbundle such services and offer them for resale. In October 1998, the Federal Communications Commission also issued a Notice of Proposed Rulemaking indicating its intention to clarify expanded rights of competitive carriers for collocation, access to copper loops, and various other issues of consequence to competitive carriers deploying DSL services. The Federal Communications Commission also indicated its intention to allow incumbent carriers to create separate affiliates for their DSL businesses that would have to operate as competitive carriers and would be permitted to operate free of the resale and unbundling obligations of the 1996 Telecommunications Act. These decisions are currently subject to reconsideration and appeal. The final outcome of these decisions, originally scheduled to be announced on January 28, 1999, has been postponed by the Federal Communications Commission while it considers the impact of the Supreme Court's ruling on the 1996 Telecommunications Act. The final outcome of these petitions or other proceedings interpreting the requirements of the 1996 Telecommunications Act may adversely affect our business.

     STATE REGULATION

     Some of our services, particularly those of our subsidiaries, ACI Corp. and ACI Corp.--Virginia, may be classified as intrastate services subject to state regulation. All of the states where we operate, or will operate, require some degree of state regulatory commission approval to provide certain intrastate services. In most states, intrastate tariffs are also required for various intrastate services, although we are not typically subject to price or rate of return regulation for tariffed intrastate services. Actions by state public utility commissions could cause us to incur substantial legal and administrative expenses.

     Under the 1996 Telecommunications Act, if we so request, incumbent carriers have a statutory duty to negotiate in good faith with us for agreements for interconnection and access to unbundled network elements. These negotiations are conducted on a region-wide basis, and individual agreements are then signed for each of the states in the region for which we have made a request. We have signed interconnection agreements with Ameritech, Bell Atlantic, Bell South, GTE, Pacific Bell and U S WEST. We have signed agreements with Ameritech for Illinois and Michigan and currently are negotiating interconnection agreements for Ohio and Wisconsin. We have signed agreements with Bell Atlantic for the District of Columbia, Maryland, Massachusetts, New Jersey, New York, Pennsylvania and Virginia. We have signed agreements with Bell South for Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina and Tennessee. We have signed an agreement with GTE for California and are currently completing agreements for Florida, Minnesota, North Carolina, Oregon, Texas, Virginia and Washington. We have signed an agreement with Pacific Bell for California. We have signed agreements with U S WEST for Arizona, Colorado, Minnesota, Oregon, and Washington and are currently negotiating an agreement for Utah. In addition, we are currently negotiating with SBC Communications Inc. for Kansas and Missouri and with Sprint for several states. These interconnection agreements may not be on terms that are entirely satisfactory to us.

     During these negotiations, either the incumbent carrier or we may submit disputes to the state regulatory commissions for mediation and, after the expiration of the statutory negotiation period set forth in the 1996 Telecommunications Act, we may submit outstanding disputes to the states for arbitration. We are currently arbitrating with SBC Communications Inc. in Texas the terms of our interconnection agreement with Southwestern Bell for Texas. The outcome of this arbitration may be unfavorable to us.

     Under the 1996 Telecommunications Act, states have begun and, in a number of cases, completed regulatory proceedings to determine the pricing of unbundled network elements and services, and the results of these proceedings will determine the price we pay for, and whether it is economically attractive for us to use, these elements and services.

     LOCAL GOVERNMENT REGULATION

     Should we in the future decide to operate our own transport facilities over public rights-of-way, we may be required to obtain various permits and authorizations from municipalities in which we operate such facilities. Some municipalities may seek to impose similar requirements on users of transmission facilities, even though they do not own such facilities. If municipal governments impose conditions on granting permits or other authorizations or if they fail to act in granting such permits or other authorizations, our business could be adversely affected.

EMPLOYEES

     As of January 31, 1999, we had approximately 220 employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and we may be unable to identify, attract and retain such personnel in the future. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

RISKS AND UNCERTAINTIES

     IN ADDITION TO THE OTHER INFORMATION CONTAINED HEREIN, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN EVALUATING OUR COMPANY.

     WE CANNOT PREDICT OUR SUCCESS BECAUSE WE HAVE A SHORT OPERATING HISTORY

     We formed our company in February 1997, and we have a short operating history for you to review in evaluating our business. We have limited historical financial and operating data upon which you can evaluate our business and prospects. We entered into our first interconnection agreement with an incumbent carrier in July 1997 and began to offer commercial services in San Diego in April 1998. We have limited commercial operations and have recognized limited revenues since our inception. In addition, our senior management team and our other employees have worked together at our company for only a short period of time.

     BECAUSE OUR MARKET IS NEW AND EVOLVING, WE CANNOT PREDICT ITS FUTURE GROWTH OR ULTIMATE SIZE, AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY

     The market for packet-based high-speed digital communication services using telephone lines is in the early stages of development. Since this market is new and evolving and because our current and future competitors are likely to introduce competing services, we cannot accurately predict the rate at which this market will grow, if at all, or whether new or increased competition will result in market saturation. Various providers of high-speed digital communication services are testing products from various suppliers for various applications, and suppliers have not broadly adopted an industry standard. Certain critical issues concerning commercial use of DSL for Internet and local area network access, including security, reliability, ease and cost of access and quality of service, remain unresolved and may impact the growth of these services. If the markets for our services fail to develop, grow more slowly than anticipated or become saturated with competitors, these events could materially and adversely affect our business, prospects, operating results and financial condition.

     Our success will depend on the development of this new and rapidly evolving market and our ability to compete effectively in this market. To address these risks, we must, among other things:

     - rapidly expand the geographic coverage of our network services;

     - raise additional capital;

     - enter into interconnection agreements and working arrangements with additional incumbent carriers, substantially all of which we expect to be our competitors;

     - deploy an effective network infrastructure;

     - attract and retain customers;

     - successfully develop relationships and activities with our partners and distributors, including MCI WorldCom, Microsoft and Cisco;

     - continue to attract, retain and motivate qualified personnel;

     - accurately assess potential markets and effectively respond to competitive developments;

     - continue to develop and integrate our operational support system and other back office systems;

     - obtain any required governmental authorizations;

     - comply with evolving governmental regulatory requirements;

     - increase awareness of our services; o continue to upgrade our technologies; and

     - effectively manage our expanding operations.

     We may not be successful in addressing these and other risks, and our failure to address risks would materially and adversely affect our business, prospects, operating results and financial condition.

     WE CANNOT PREDICT OUR SUCCESS BECAUSE OUR BUSINESS MODEL IS UNPROVEN

     We have not validated our business model and strategy in the market. We believe that the combination of our unproven business model and the highly competitive and fast changing market in which we compete makes it impossible to predict the extent to which our network service will achieve market acceptance and our overall success. To be successful, we must develop and market network services that are widely accepted by businesses at profitable prices. We may never be able to deploy our network as planned, achieve significant market acceptance, favorable operating results or profitability or generate sufficient cash flow to repay our debt. Of the 9,800 lines that we have committed to deliver to date, we committed approximately 8,700 to only two customers. None of our large business customers has rolled out our services broadly to its employees, and we cannot be certain when or if these rollouts will occur. We will not receive significant revenue from our large customers unless these rollouts occur. Any continued or ongoing failure for any reason of large business customers to roll out our services, failure to validate our business model in the market, including failure to build out our network, achieve widespread market acceptance or sustain desired pricing would materially and adversely affect our business, prospects, operating results and financial condition.

     WE EXPECT OUR LOSSES TO CONTINUE

     We have incurred losses and experienced negative operating cash flow for each month since our formation. As of December 31, 1998, we had an accumulated deficit of approximately $38.8 million. We intend to rapidly and substantially increase our expenditures and operating expenses in an effort to expand our network services. We expect to have annual interest and amortization expense relating to our senior discount notes of approximately $23.6 million in 1999 and increasing to $41.5 million in 2003. In addition, we intend to seek additional debt financing in the future. As a result of these factors, we expect to incur substantial operating and net losses and negative operating cash flow for the foreseeable future. We will need to obtain additional financing to pay our expenses and to make payments on our debt. We cannot give you any assurance about whether or when we will have sufficient revenues to satisfy our funding requirements or pay our debt service obligations.

     OUR OPERATING RESULTS IN ONE OR MORE FUTURE PERIODS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET OR EXCEED THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS

     Our annual and quarterly operating results are likely to fluctuate significantly in the future due to numerous factors, many of which are outside of our control. These factors include:

     - the rate of customer acquisition and turnover;

     - the prices our customers are willing to pay;

     - the amount and timing of expenditures relating to the expansion of our services and infrastructure;

     - the timing and availability of incumbent carrier central office collocation facilities and transport facilities;

     - the success of our relationships with our partners and distributors, including MCI WorldCom, Microsoft and Cisco;

     - our ability to deploy our network on a timely basis;

     - introduction of new services or technologies by our competitors;

     - price competition;

     - the ability of our equipment and service suppliers to meet our needs;

     - regulatory developments, including interpretations of the 1996 Telecommunications Act;

     - technical difficulties or network downtime;

     - the success of our strategic alliances; and

     - the condition of the telecommunication and network service industries and general economic conditions.

     Because of these factors, our operating results in one or more future periods could fail to meet or exceed the expectations of securities analysts or investors.

     IF SALES FORECASTED FOR A PARTICULAR PERIOD ARE NOT REALIZED IN THAT PERIOD DUE TO THE LENGTHY SALES CYCLE OF OUR SERVICES, OUR OPERATING RESULTS FOR THAT PERIOD WILL BE HARMED

     The sales cycle of our network services can be very lengthy, particularly for large businesses. The sales cycle for large businesses typically involves:

     - a significant technical evaluation;

     - an initial trial rollout to a relatively small number of end users;

     - a commitment of capital and other resources by the customer;

     - delays associated with the customer's internal procedures to approve large capital expenditures;

     - time required to engineer the deployment of our services;

     - coordination of the activation of multiple access lines with incumbent carriers; and

     - testing and acceptance of our services.

     For these and other reasons, our sales cycle for large businesses lasts at least six months. During this lengthy sales cycle, we will incur significant expenses in advance of the receipt of revenues. If sales that we forecast for a particular period do not occur because of our lengthy sales cycle, this event could materially and adversely affect our business, prospects, operating results and financial condition.

     WE DEPEND ON INCUMBENT CARRIERS FOR COLLOCATION AND TRANSMISSION FACILITIES

     We must use copper telephone lines controlled by the incumbent carriers to provide DSL connections to customers. We also depend on the incumbent carriers for collocation and for a substantial portion of the transmission facilities we use to connect our equipment in incumbent carrier central offices to our Metro Service Centers. In addition, we depend on the incumbent carriers to test and maintain the quality of the copper lines that we use. We have not established a history of obtaining access to collocation and transmission facilities from incumbent carriers in large volumes. In many cases, we may be unable to obtain access to collocation and transmission facilities from the incumbent carriers, or to gain access at acceptable rates, terms and conditions, including timeliness. We have experienced, and expect to experience in the future, lengthy periods between our request for and the actual provision of the collocation space and telephone lines. An inability to obtain adequate and timely access to collocation space or transmission facilities on acceptable terms and conditions from incumbent carriers could have a material and adverse effect on our business, prospects, operating results and financial condition.

     Because we compete with incumbent carriers in our markets, they may be reluctant to cooperate with us. The incumbent carriers may experience, or claim to experience, a shortage of collocation space or transmission capacity. If this occurs, we may not have alternate means of connecting our DSL equipment with the copper lines or connecting our equipment in central offices to Metro Service Centers. We have experienced rejections of some of our collocation applications on the grounds that no space is available. We may receive additional rejections in the future. The number of other competitive local exchange carriers that request collocation space will also affect the availability of collocation space and transmission capacity. If we are unable to obtain physical collocation space or transmission capacity from our targeted incumbent carriers, we may face delays, additional costs or an inability to provide services in certain locations. In many cases where our application for physical collocation is rejected, we expect to have the option of adjacent location--where we install our equipment in a building that is very close to the incumbent carrier central office--or virtual collocation--where the incumbent carrier manages and operates our equipment. While we have used adjacent and virtual collocation in our network, those alternatives reduce our control over our equipment, and therefore may reduce the level of quality and service we provide to our customers. We are currently in an arbitration proceeding with SBC Communications Inc. concerning the availability of DSL-enabled copper lines, as well as other operational issues. Delays in obtaining access to collocation space and telephone lines or the rejection of our applications for collocation could result in delays in, and increased expenses associated with, the rollout of our services, which in turn could have a material and adverse effect on our business, prospects, operating results and financial condition.

     WE ARE UNABLE TO CONTROL THE TERMS AND CONDITIONS UNDER WHICH WE GAIN ACCESS TO INCUMBENT CARRIER COLLOCATION AND TRANSMISSION FACILITIES

     We cannot control the terms under which we collocate our equipment, connect to copper lines or gain the use of an incumbent carrier's transmission facilities. State tariffs, state public utility commissions and interconnection agreements with the incumbent carriers determine the price, terms and conditions under which collocation space is made available, and they make these administrative determinations in ongoing hearings. Interconnection agreements and state public utility commissions also determine the terms and conditions of access to copper lines and other components of an incumbent carrier's network. We may be unable to negotiate or enter into interconnection agreements on acceptable terms or at all. In addition, we cannot be sure that incumbent carriers will abide by their obligations under those agreements. Delays in obtaining interconnection agreements would delay our entry into certain markets. In addition, disputes may arise between us and the incumbent carriers with respect to interconnection agreements, and we may be unable to resolve disputes in our favor. If we are unable to enter into, or experience a delay in obtaining, interconnection agreements, this inability or delay could adversely affect our business, prospects, operating results and financial condition. Further, the interconnection agreements are generally short term, and we may be unable to renew the interconnection agreements on acceptable terms or at all. The state commissions, the Federal Communications Commission and the courts oversee, in varying degrees, interconnection arrangements as well as the terms and conditions under which we gain access to incumbent carrier copper lines and transmission facilities. These government entities may modify the terms or prices of our interconnection agreements and our access to incumbent carrier copper lines and transmission facilities in ways that would be adverse to our business. State regulatory commissions establish the price rates for DSL-capable copper lines as well as other rates, terms and conditions of our dealings with the incumbent carriers in ongoing public hearings. Participation in these hearings will involve significant management time and expense. Incumbent carriers may from time to time propose new rates, and the outcomes of hearings and rulings could have a material and adverse effect on our business, prospects, operating results and financial condition.

     WE DEPEND ON THIRD PARTIES, PARTICULARLY MCI WORLDCOM, MICROSOFT AND CISCO, FOR THE MARKETING AND SALES OF OUR NETWORK SERVICES

     We will rely significantly on indirect sales channels for the marketing and sales of our network services. We will seek to establish relationships with numerous service providers, including Internet Service Providers, interexchange carriers, other competitive carriers and value-added resellers, to gain access to customers. Our agreements to date with service providers are non-exclusive, and we anticipate that future agreements will also be on a non-exclusive basis, allowing service providers to resell services offered by our competitors. These agreements are generally short term, and can be cancelled by the service provider without significant financial consequence. We cannot control how these service providers perform and cannot be certain that their performance will be satisfactory to us or our customers. Many of these companies also compete with us. If the number of customers we obtain through indirect sales channels is significantly lower than our forecast for any reason, or if the service providers with which we have contracted are unsuccessful in competing in their own intensely competitive markets, these events would have a material and adverse effect on our business, prospects, operating results and financial condition.

     We expect to rely particularly on the sales and marketing efforts of our strategic partners, including MCI WorldCom, Microsoft and Cisco. While our agreement with MCI WorldCom calls for it to sell 100,000 DSL lines, the agreement also enables MCI WorldCom to terminate the agreement under certain circumstances and to receive offsets and credits under other circumstances. Therefore, MCI WorldCom might sell significantly fewer than 100,000 DSL lines, or we might receive significantly lower revenues than we otherwise would.

     THE MARKET IN WHICH WE OPERATE IS HIGHLY COMPETITIVE, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY, ESPECIALLY AGAINST ESTABLISHED INDUSTRY COMPETITORS WITH SIGNIFICANTLY GREATER FINANCIAL RESOURCES

     We will face competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. We expect the level of competition to intensify in the future. We expect significant competition from incumbent carriers, traditional and new long distance carriers, cable modem service providers, Internet Service Providers, wireless and satellite data service providers and other competitive carriers. Incumbent carriers have existing metropolitan area networks and circuit-switched local access networks. In addition, most incumbent carriers are establishing their own Internet Service Provider businesses and are in some stage of market trials and retail sales of DSL-based access services. Some incumbent carriers have announced that they intend to aggressively market these services to their residential customers at attractive prices. We believe that incumbent carriers have the potential to quickly overcome many of the issues that have delayed widespread deployment of DSL services in the past. In addition, we may experience substantial customer turnover in the future. Many providers of telecommunications and networking services experience high rates of customer turnover.

     Many of the leading traditional long distance carriers, including AT&T Corporation, MCI WorldCom and Sprint, are expanding their capabilities to support high-speed, end-to-end networking services. The newer long distance carriers, including Williams Companies Inc., Qwest Communications International, Inc. and Level 3 Communications, Inc., are building and managing high bandwidth, nationwide packet networks and partnering with Internet Service Providers to offer services directly to the public. Cable modem service providers, like @Home Networks, are offering or preparing to offer high-speed Internet access over hybrid fiber networks to consumers, and @Work positioned itself to do the same for businesses. Several new companies are emerging as wireless, including satellite-based, data service providers. Internet Service Providers, including some with significant and even nationwide presences, provide Internet access to residential and business customers, generally over the incumbent carriers' circuit switched networks, although some have begun offering DSL-based access. Certain competitive carriers, including Covad Communications Group, Inc. and NorthPoint Communications, Inc., have begun offering DSL-based access services, and, like us, have attracted strategic equity investors, marketing allies and product development partners. Others are likely to do the same in the future.

     Many of these competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of our service offerings. Some of the technologies used by these competitors for local access connections include integrated services digital network (ISDN), DSL, wireless data and cable modems. Some of the competitive factors in our markets include transmission speed, reliability of service, breadth of service availability, price performance, network security, ease of access and use, content bundling, customer support, brand recognition, operating experience, capital availability and exclusive contracts. We believe that we compare unfavorably with many of our competitors with regard to, among other things, brand recognition, existing relationships with end users, available pricing discounts, central office access, capital availability and exclusive contracts. Substantially all of our competitors and potential competitors have substantially greater resources than us. We may not be able to compete effectively in our target markets. Our failure to compete effectively would have a material and adverse effect on our business, prospects, operating results and financial condition. See "Business--Competition." Please see Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Options--Liquidity and Capital Resources."

     OUR NETWORK SERVICES MAY NOT ACHIEVE SIGNIFICANT MARKET ACCEPTANCE BECAUSE OUR PRICES ARE OFTEN HIGHER THAN THOSE CHARGED FOR COMPETING SERVICES

     Our prices are in some cases higher than those that our competitors charge for some of their services. Prices for digital communications services have fallen historically, and we expect prices in the industry in general, and for the services we offer now and plan to offer in the future, to continue to fall. We may be required to reduce prices periodically to respond to competition and to generate increased sales volume. Our prices may not permit our network services to gain a desirable level of commercial acceptance, and we may be unable to sustain any current or future pricing levels. Due to these factors, we cannot accurately forecast our revenues or the rate at which we will add new customers.

     WE WILL NEED SIGNIFICANT ADDITIONAL FUNDS, WHICH WE MAY NOT BE ABLE TO
     OBTAIN

     The expansion and development of our business will require significant additional capital. We intend to seek substantial additional financing in the future to fund the growth of our operations, including funding the significant capital expenditures and working capital requirements necessary for us to provide service in our targeted markets. We believe that our current capital resources will be sufficient to fund our aggregate capital expenditures and working capital requirements, including operating losses, through 1999. We will not have completed our network rollout by this date and will need additional capital, whether or not our estimate on how long current capital resources will last is accurate. In addition, our actual funding requirements may differ materially if our assumptions underlying this estimate turn out to be incorrect. Therefore, you should consider our estimate in light of the following facts:

     - we have no meaningful history of operations or revenues;

     - our estimated funding requirements do not reflect any contingency amounts and may increase, perhaps substantially, if we are unable to generate revenues in the amount and within the time frame we expect or if we have unexpected cost increases; and

     - we face many challenges and risks, including those discussed elsewhere in "Risks and Uncertainties."

     We may be unable to obtain any future equity or debt financing on acceptable terms or at all. Recently the financial markets have experienced extreme price fluctuations. A market downturn or general market uncertainty may adversely affect our ability to secure additional financing. The indenture that governs our senior discount notes restricts our ability to obtain additional debt financing. Any future borrowing instruments, such as credit facilities and lease agreements, are likely to contain similar or more restrictive covenants and could require us to pledge assets as security for the borrowings. If we are unable to obtain additional capital or are required to obtain it on terms less satisfactory than what we desire, we will need to delay deployment of our network services or take other actions that could adversely affect our business, prospects, operating results and financial condition. If we are unable to generate sufficient cash flow or obtain funds necessary to meet required payments of our debt, then we will be in default on our debt instruments. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     OUR SERVICES ARE SUBJECT TO GOVERNMENT REGULATION, AND CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS COULD RESTRICT THE WAY WE OPERATE OUR BUSINESS

     A significant portion of the services that we offer through our subsidiaries is subject to regulation at the federal, state and/or local levels. Future federal or state regulations and legislation may be less favorable to us than current regulation and legislation and therefore have an adverse impact on our business, prospects, operating results and financial condition. In addition, we may expend significant financial and managerial resources to participate in rule-setting proceedings at either the federal or state level, without achieving a favorable result. The Federal Communications Commission prescribes rules applicable to interstate communications, including rules implementing the 1996 Telecommunications Act, a responsibility it shares with the state regulatory commissions. In particular, we believe that incumbent carriers will work aggressively to modify or restrict the operation of many provisions of the 1996 Telecommunications Act. We expect incumbent carriers will pursue litigation in courts, institute administrative proceedings with the Federal Communications Commission and other regulatory agencies and lobby the United States Congress, all in an effort to affect laws and regulations in a manner favorable to the incumbent carriers and against the interest of competitive carriers such as us. If the incumbent carriers succeed in any of their efforts, if these laws and regulations change or if the administrative implementation of laws develops in an adverse manner, these events could have a material and adverse effect on our business, prospects, operating results and financial condition. For more details about our regulatory situation, please see "Business--Government Regulation."

     OUR FAILURE TO MANAGE GROWTH COULD ADVERSELY AFFECT US

     We have rapidly and significantly expanded our operations. We anticipate further significant expansion of our operations in an effort to achieve our network rollout and deployment objectives. Our expansion to date has strained our management, financial controls, operations systems, personnel and other resources. Any future rapid expansion would increase these strains. If our marketing strategy is successful, we may experience difficulties responding to customer demand for services and technical support in a timely manner and in accordance with their expectations. As a result, rapid growth of our business would make it difficult to implement successfully our strategy to provide superior customer service. To manage any growth of our operations, we must:

     - improve existing and implement new operational, financial and management information controls, reporting systems and procedures;

     - hire, train and manage additional qualified personnel;

     - expand and upgrade our core technologies; and

     - effectively manage multiple relationships with our customers, suppliers and other third parties.

     We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. Failure to manage our future growth effectively could adversely affect the expansion of our customer base and service offerings. Any failure to successfully address these issues could materially and adversely affect our business, prospects, operating results and financial condition.

     OUR SUBSTANTIAL DEBT CREATES FINANCIAL AND OPERATING RISK

     We are highly leveraged, and we intend to seek additional debt funding in the future. As of December 31, 1998, we had approximately $158.3 million of outstanding debt, and our debt made up 100% of our capitalization. We are not generating any meaningful revenue to fund our operations or to repay our debt. Our substantial leverage poses the risks that:

     - we may be unable to repay our debt due to one or more events discussed in "Risks and Uncertainties;"

     - we may be unable to obtain additional financing;

     - we must dedicate a substantial portion of our cash flow from operations to servicing our debt once our debt requires us to make cash interest payments, and any remaining cash flow may not be adequate to fund our planned operations; and

     - we may be more vulnerable during economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

     THE TELECOMMUNICATIONS INDUSTRY IS UNDERGOING RAPID TECHNOLOGICAL CHANGE, AND NEW TECHNOLOGIES MAY BE SUPERIOR TO THE TECHNOLOGY WE USE

     The telecommunications industry is subject to rapid and significant technological changes, such as continuing developments in DSL technology and alternative technologies for providing high-speed data communications. We cannot predict the effect of technological changes on our business. We will rely in part on third parties, including certain of our competitors and potential competitors, for the development of and access to communications and networking technology. We expect that new products and technologies applicable to our market will emerge. New products and technologies may be superior and/or render obsolete the products and technologies that we currently use. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technology on acceptable terms or at all, and we may be unable to adapt to new technologies and offer services in a competitive manner. Our joint development projects with Cisco and MCI WorldCom and our strategic arrangement with Microsoft may not produce useful technologies or services for us. Further, new technologies and products may not be compatible with our technologies and business plan. We believe that the telecommunications industry must set standards to allow for the compatibility of various products and technologies. However, the industry may not set standards on a timely basis or at all. In addition, many of the products and technologies that we intend to use in our network services are relatively new and unproven and may be unreliable.

     WE MAY BE UNABLE TO EFFECTIVELY EXPAND OUR NETWORK SERVICES AND PROVIDE HIGH PERFORMANCE TO A SUBSTANTIAL NUMBER OF END USERS

     Due to the limited deployment of our network services, we cannot guarantee that our network will be able to connect and manage a substantial number of end users at high transmission speeds. We may be unable to scale our network to service a substantial number of end users while achieving high performance. Further, our network may be unable to achieve and maintain competitive digital transmission speeds. While digital transmission speeds of up to

7.1 Mbps are possible on certain portions of our network, that speed is not available over a majority of our network. Actual transmission speeds on our network will depend on a variety of factors and many of these factors are beyond our control, including the type of DSL technology deployed, the distance an end user is located from a central office, the quality of the telephone lines, the presence of interfering transmissions on nearby lines and other factors. As a result, we may not be able to achieve and maintain digital transmission speeds that are attractive in the market.

     OUR SERVICES MAY SUFFER BECAUSE THE TELEPHONE LINES WE REQUIRE MAY BE UNAVAILABLE OR IN POOR CONDITION

     Our ability to provide DSL-based services to potential customers depends on the quality, physical condition, availability and maintenance of telephone lines within the control of the incumbent carriers. We believe that the current condition of telephone lines in many cases will be inadequate to permit us to fully implement our network services. In addition, the incumbent carriers may not maintain the telephone lines in a condition that will allow us to implement our network effectively. The telephone lines may not be of sufficient quality or the incumbent carriers may claim they are not of sufficient quality to allow us to fully implement or operate our network services. Further, some customers use technologies other than copper lines to provide telephone services, and DSL might not be available to these customers.

     OUR SUCCESS DEPENDS ON OUR RETENTION OF CERTAIN KEY PERSONNEL AND ON THE PERFORMANCE OF THOSE PERSONNEL

     Our success depends on the performance of our officers and key employees, especially our Chief Executive Officer. Members of our senior management team have worked together for only a short period of time. We do not have "key person" life insurance policies on any of our employees nor do we have employment agreements for fixed terms with any of our employees. Any of our employees, including any member of our senior management team, may terminate his or her employment with us at any time. Given our early stage of development, we depend on our ability to retain and motivate high quality personnel, especially our management. Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified technical, sales, marketing and customer service personnel. Moreover, the industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. We may be unable to continue to employ our key personnel or to attract and retain qualified personnel in the future. We face intense competition for qualified personnel, particularly in software development, network engineering and product management. Please see "Business--Employees" and "Management."

     WE DEPEND ON THIRD PARTIES FOR EQUIPMENT, INSTALLATION AND PROVISION OF FIELD SERVICE

     We currently plan to purchase all of our equipment from many vendors and outsource the majority of the installation and field service of our networks to third parties. Our reliance on third party vendors involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. If any of our suppliers reduces or interrupts its supply, or if any significant installer or field service provider interrupts its service to us, this reduction or interruption could disrupt our business. Although multiple manufacturers currently produce or are developing equipment that will meet our current and anticipated requirements, our suppliers may be unable to manufacture and deliver the amount of equipment we order, or the available supply may be insufficient to meet our demand. Currently, almost all of the DSL modem and DSL multiplexing equipment we use for a single connection over a copper line must come from the same vendor since there are no existing interoperability standards for the equipment used in our higher speed services. If our suppliers or licensors enter into competition with us, or if our competitors enter into exclusive or restrictive arrangements with the suppliers or licensors, then these events may materially and adversely affect the availability and pricing of the equipment we purchase and the technology we license.

     A SYSTEM FAILURE OR BREACH OF NETWORK SECURITY COULD CAUSE DELAYS OR INTERRUPTIONS OF SERVICE TO OUR CUSTOMERS

     Our operations depend on our ability to avoid damages from fires, earthquakes, floods, power losses, excessive sustained or peak user demand, telecommunications failures, network software flaws, transmission cable cuts and similar events. A natural disaster or other unanticipated problem at our owned or leased facilities could interrupt our services. Additionally, if an incumbent carrier, competitive carrier or other service provider fails to provide the communications capacity we require, as a result of a natural disaster, operational disruption or any other reason, then this failure could interrupt our services.

     Despite the implementation of security measures, our network may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Corporate networks and Internet Service Providers have in the past experienced, and may in the future experience, interruptions in service as a result of accidental or intentional actions of Internet users, current and former employees and others. Unauthorized access could also potentially jeopardize the security of confidential information stored in the computer systems of our customers, which might cause us to be liable to our customers, and also might deter potential customers. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers and our customers' end users.

     INTERFERENCE OR CLAIMS OF INTERFERENCE COULD DELAY OUR ROLLOUT OR HARM OUR SERVICES

     All transport technologies deployed on copper telephone lines have the potential to interfere with, or to be interfered with by, other transport technologies on the copper telephone lines. We believe that our DSL technologies, like other transport technologies, do not interfere with existing voice services. We believe that a workable plan that takes into account all technologies could be implemented in a scalable way across all incumbent carriers using existing plant engineering principles. There are several initiatives underway to establish national standards and principles for the deployment of DSL technologies. We believe that our technologies can be deployed consistently with these evolving standards. Nevertheless, incumbent carriers may claim that the potential for interference permits them to restrict or delay our deployment of DSL services. Interference could degrade the performance of our services or make us unable to provide service on selected lines. The procedures to resolve interference issues between competitive carriers and incumbent carriers are still being developed, and these procedures may not be effective. We may be unable to successfully negotiate interference resolution procedures with incumbent carriers. Moreover, incumbent carriers may make claims regarding interference or unilaterally take action to resolve interference issues to the detriment of our services. State or federal regulators could also institute responsive actions. Interference, or claims of interference, if widespread, would adversely affect our speed of deployment, reputation, brand image, service quality and customer satisfaction and retention.

     WE DEPEND ON THIRD PARTIES FOR FIBER OPTIC TRANSPORT FACILITIES

     We depend on the availability of fiber optic transmission facilities from third parties to connect our equipment within and between metropolitan areas. These third party fiber optic carriers include long distance carriers, incumbent carriers and other competitive carriers. Many of these entities are, or may become, our competitors. This approach includes a number of risks. For instance, we may be unable to negotiate and renew favorable supply agreements. Further, we depend on the timeliness of these companies to process our orders for customers who seek to use our services. We have in the past experienced supply problems with certain of our fiber optic suppliers, and they may not be able to meet our needs on a timely basis in the future. Moreover, the fiber optic transport providers whose networks we lease may be unable to obtain or maintain permits and rights-of-way necessary to develop and operate existing and future networks.

     UNCERTAIN FEDERAL AND STATE TAX AND OTHER SURCHARGES ON OUR SERVICES MAY INCREASE OUR PAYMENT OBLIGATIONS

     Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services. The division of our services between interstate and intrastate services is a matter of interpretation, and in the future the Federal Communications Commission or relevant state commission authorities may contest this division. A change in the characterization of the jurisdiction of our services could cause our payment obligations to increase. In addition, pursuant to periodic revisions by state and federal regulators of the applicable surcharges, we may be subject to increases in the surcharges and fees currently paid.

     OUR INTELLECTUAL PROPERTY PROTECTION MAY BE INADEQUATE TO PROTECT OUR PROPRIETARY RIGHTS, AND WE MAY BE SUBJECT TO INFRINGEMENT CLAIMS

     We rely on a combination of licenses, confidentiality agreements and other contracts to establish and protect our technology and other intellectual property rights. We have applied for trademarks and servicemarks on certain terms and symbols that we believe are important for our business. We currently have no patents or patent applications pending. The steps we have taken may be inadequate to protect our technology or other intellectual property. Moreover, our competitors may independently develop technologies that are substantially equivalent or superior to ours. Third parties may assert infringement claims against us and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology we rely upon to conduct our business. We also rely on unpatented trade secrets and know-how to maintain our competitive positions, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. However, these agreements may be breached or terminated, and we may not have adequate remedies for any breach. In addition, our competitors may otherwise learn or discover our trade secrets. Our management personnel were previously employees of other telecommunications companies. In many cases, these individuals are conducting activities for us in areas similar to those in which they were involved prior to joining us. As a result, we or our employees could be subject to allegations of violation of trade secrets and other similar claims.

     RISKS ASSOCIATED WITH POTENTIAL GENERAL ECONOMIC DOWNTURN

     In the last few years the general health of the economy, particularly the economy of California where we have conducted a significant portion of our operations to date, has been relatively strong and growing, a consequence of which has been increasing capital spending by individuals and growing companies to keep pace with rapid technological advances. To the extent the general economic health of the United States or of California declines from recent historically high levels, or to the extent individuals or companies fear a decline is imminent, these individuals and companies may reduce expenditures such as those for our services. Any decline or concern about an imminent decline could delay decisions among certain of our customers to roll out our services or could delay decisions by prospective customers to make initial evaluations of our services. Any delays would have a material and adverse effect on our business, prospects, operating results and financial condition.

     WE MAY BE UNABLE TO SATISFY, OR MAY BE ADVERSELY CONSTRAINED BY, THE COVENANTS IN OUR EXISTING DEBT SECURITIES

     The indenture for our senior discount notes imposes significant restrictions on how we can conduct our business. For example, the restrictions prohibit or limit our ability to incur additional debt, make dividend payments and engage in certain business activities. The restrictions may materially and adversely affect our ability to finance future operations or capital needs or conduct additional business activities. Any future senior debt that we may incur will likely impose additional restrictions on us. If we fail to comply with any existing or future restrictions, we could default under the terms of the applicable debt and be unable to meet our debt obligations. If we default, the holders of the applicable debt could demand that we pay the debt, including interest, immediately. We may be unable to make the required payments or raise sufficient funds from alternative sources to make the payments. Even if additional financing is available in the event that we default, it may not be on acceptable terms.

     OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWN A SIGNIFICANT PERCENTAGE OF OUR COMPANY, AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR COMPANY

     Our executive officers and directors and principal stockholders together beneficially own 96.3% of our common stock on an as-converted basis. Accordingly, these stockholders will be able to determine the composition of our Board of Directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

     OUR FAILURE AND THE FAILURE OF THIRD PARTIES TO BE YEAR 2000 COMPLIANT COULD NEGATIVELY IMPACT OUR BUSINESS

     Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because these computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 issue." We have formulated and, to a large extent, effected a plan to address our Year 2000 issues.

     Our Year 2000 plan applies to two areas: internal business systems and compliance by external customers and providers. We have completed our Year 2000 compliance testing for all of our internal systems and believe that they are Year 2000 compliant. Because we are a young company, we believe we have been able to build our business systems with the Year 2000 issue in mind in a more effective manner than many older companies. Therefore, there have been few Year 2000 changes required to our existing systems and applications. We have substantially completed a compliance check of our external customers and providers, except for the incumbent carriers. Based on responses from these third parties, other than the incumbent carriers, we believe that they will not experience Year 2000 problems that would materially and adversely affect our business. We have not been able to conduct a compliance check of incumbent carriers nor assess the incumbent carriers' Year 2000 compliance. To the extent that one or more incumbent carriers or other third parties experience Year 2000 problems, our network and services could be adversely affected. Furthermore, the purchasing patterns of our customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for our services. Any of these developments could have a material and adverse effect on our business, prospects, operating results and financial condition. We have not fully determined the risks associated with the reasonably worst-case scenario and have not formulated a contingency plan to address Year 2000 issues. We do not expect to have a specific contingency plan in place in the future.

     IF WE ARE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY, WE WOULD BECOME SUBJECT TO SUBSTANTIAL REGULATION WHICH WOULD INTERFERE WITH OUR ABILITY TO CONDUCT OUR BUSINESS ACCORDING TO OUR BUSINESS PLAN

     As a result of our previous financings, we have substantial cash, cash equivalents and short-term investments. We plan to continue investing the excess proceeds of these financings in short-term instruments consistent with prudent cash management and not primarily for the purpose of achieving investment returns. Investment in securities primarily for the purpose of achieving investment returns could result in our being treated as an "investment company" under the Investment Company Act of 1940. The Investment Company Act requires the registration of companies that are primarily in the business of investing, reinvesting or trading securities or that fail to meet certain statistical tests regarding their composition of assets and sources of income even though they consider themselves not to be primarily engaged in investing, reinvesting or trading securities.

     We believe that we are primarily engaged in a business other than investing in or trading securities and, therefore, are not an investment company within the meaning of the Investment Company Act. If the Investment Company Act required us to register as an investment company, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons and other matters. Application of the provisions of the Investment Company Act to us would materially and adversely affect our business, prospects, operating results and financial condition.

     WE HAVE NOT PAID AND DO NOT INTEND TO PAY DIVIDENDS

     We have not paid any dividends, and we do not intend to pay cash dividends in the foreseeable future. Our current financing documents contain provisions which restrict our ability to pay dividends.

     THE TERMS OF OUR EXISTING DEBT MAY LIMIT OUR ABILITY TO ENTER INTO A CHANGE OF CONTROL TRANSACTION

     The indenture governing our senior discount notes requires us to offer to repurchase all senior discount notes for 101% of their principal amount or accreted value, plus any accrued interest due, within 30 days after a change of control. We might not have sufficient funds available at the time of any change of control to make any required payment, as well as any payment that may be required pursuant to any other outstanding indebtedness at the time, including our indebtedness to equipment financing lenders. These covenants may also deter third parties from entering into a change of control transaction with us. Furthermore, following the occurrence of certain change-of-control events, we must offer to repurchase for cash all of the outstanding warrants issued in connection with the senior discount notes.

ITEM 2:  PROPERTIES

     Our headquarters are located in facilities consisting of approximately 80,000 square feet in Englewood, Colorado, which we occupy under leases that expire in October 1999 and January 2004. These leases may be extended. We also lease space for network equipment installations in a number of other locations.

ITEM 3:  LEGAL PROCEEDINGS

     We are currently a party to an arbitration proceeding between us and SBC Communications regarding the terms of interconnection with Southwestern Bell in Texas. This arbitration, instituted December 11, 1998, is pending before the Public Utility Commission of Texas. The dispute involves the terms and conditions of issues related to DSL-based services and loops in connection with our interconnection agreement with Southwestern Bell. We are seeking to compel Southwestern Bell to include in our interconnection agreement language comparable to that in our other interconnection agreements, which gives us the ability to obtain copper telephone lines on which we provide our chosen variety of DSL technologies.

     In addition, on March 12, 1999, ACI Corp. filed a complaint with the Oregon Public Utilities Commission (the "Oregon PUC") against US West Communications regarding collocation matters. ACI has requested the Oregon
PUC to intervene in an on-going dispute between ACI and US West
Communications regarding ACI's ability to collocate in three central offices located in Portland, Oregon pursuant to Section 251(c)(6) of the 1996 Telecommunications Act. ACI has requested that the Oregon PUC make a determination that US West Communications can, in fact, accommodate ACI's requests for collocation and, if such a determination is made, that the Oregon PUC immediately order US West Communications to make space available to ACI on the terms and conditions set forth in the existing interconnection agreement between the companies. ACI has also sought monetary damages in an amount to be proven at a hearing to compensate for ACI's economic losses. No hearing date or schedule has yet been set for this proceeding.

     On February 18, 1999, we filed a complaint for declaratory relief in San Diego County Superior Court (North County) against Thomas R. Lafleur. Mr. Lafleur was a former employee who resigned and/or was terminated in 1998. After he left, we sent him a check for the repurchase or buy-back of his unvested shares; Mr. Lafleur refused to cash this check. The declaratory relief action is to determine that his shares were unvested and thus properly repurchased. On or about March 26, 1999, Mr. Lafleur filed an answer to the complaint and also filed a cross-complaint against us for fraud, breach of the covenant of good faith and fair dealing, conspiracy to inflict emotional distress, intentional infliction of emotional distress, conversion and declaratory relief. The cross-complaint seeks compensatory and punitive damages according to proof, and 438,115 shares of stock. We intend to vigorously defend against such cross-claims, and intend to file a demurrer to the cross-complaint. We are currently accounting for these 438,115 shares as treasury stock.

     In addition, we are subject to state commission, Federal Communications Commission and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive carrier interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies. We therefore may participate in proceedings before these regulatory agencies or judicial bodies that affect, and allow us to advance, our business plans.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our stockholders approved by written consent, effective October 29, 1998, an amendment to our Restated Certificate of Incorporation, as amended, to effect a stock split, whereby each one outstanding share of common stock was split and converted into two shares of common stock. This amendment was effected on November 4, 1998. The numbers of shares voting in favor of the amendment (pre-split) were 2,642,860 shares of common stock, 12,385,927 shares of Series A preferred stock and 4,044,943 shares of Series B preferred stock. Votes were not received with respect to 697,944 shares of common stock and 469,167 shares of Series A preferred stock.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     There is no established public trading market for our equity securities. As of March 19, 1999, there were approximately 50 record holders of common stock, 31 record holders of Series A preferred stock, 12 record holders of Series B preferred stock and 2 record holders of Series C preferred stock.

DIVIDEND POLICY

     We have not paid dividends on our common stock and currently intend to continue this policy in order to retain earnings for use in our business. In addition, the terms of the indenture governing our senior discount notes contain restrictions on our ability to pay dividends or other distributions.

SALES OF UNREGISTERED SECURITIES

         Since our incorporation in February 1997, we have issued and sold unregistered securities as follows (adjusted for subsequent stock splits):

         (1) An aggregate of 2,161,764 shares of common stock was issued in private placements in February through June 1997 to Enterprise Partners in connection with our initial funding. The consideration received for such shares was $901.

         (2) An aggregate of 6,140,000 shares of Series A preferred stock (which are currently convertible into 14,736,000 shares of common stock) was issued in a private placement in July 1997 to Brentwood Venture Capital, Enterprise Partners, Kleiner Perkins Caufield & Byers, the Sprout Group and certain other purchasers pursuant to a Series A Preferred Stock Purchase Agreement. The consideration received for such shares was $6,138,500.

         (3) An aggregate of 6,350,000 shares of Series A preferred stock (which are currently convertible into 15,240,000 shares of common stock) was issued in a private placement in December 1997 to Brentwood Venture

Capital, Enterprise Partners, Kleiner Perkins Caufield & Byers, the Sprout Group and certain other purchasers pursuant to a Series A Preferred Stock Purchase Agreement and a Subsequent Closing Purchase Agreement. The consideration received for such shares was $6,350,000.

         (4) An aggregate of 365,094 shares of Series A preferred stock (which are currently convertible into 876,226 shares of common stock) was issued in a private placement in February 1998 to Catherine Hapka in connection with the Series A Preferred Stock Purchase Agreement, the Subsequent Closing Purchase Agreement and an employment agreement between us and Ms. Hapka. The consideration received for such shares was $292,075.

         (5) An aggregate of 4,044,943 shares of Series B preferred stock (which are currently convertible into 9,707,863 shares of common stock) was issued in a private placement in March 1998 to Brentwood Venture Capital, Enterprise Partners, Kleiner Perkins Caufield & Byers, the Sprout Group and Enron Communications Group, Inc. The consideration received for such shares was $18,000,000.

         (6) In May 1998 we issued 290,000 units consisting of 13 1/2% senior discount notes due 2008 and warrants to purchase an aggregate of 4,732,800 shares of common stock with exercise prices of $0.004 per share to Merrill Lynch & Co. and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchasers, for resale to qualified institutional buyers. Merrill Lynch & Co. and Donaldson, Lufkin & Jenrette Securities Corporation received commissions of $5,262,920 for acting as initial purchasers in connection with this transaction.

         (7) In May 1998 we issued to Sun Financial Group, Inc., now GATX Capital Corporation, a warrant to purchase 574,380 shares of common stock with an exercise price of $1.85 per share in connection with an equipment lease financing.

         (8) In March 1999 we issued to MCI WorldCom Venture Fund, Inc. and to Microsoft Corporation 3,731,410 and 3,731,409 shares of Series C preferred stock, respectively, and issued to each of them a warrant to purchase 720,000 shares of common stock for an aggregate purchase price of $60.0 million.

         (9) From August 1997 through March 19, 1999, we granted stock options to purchase an aggregate of 10,508,781 shares of common stock to employees and consultants with aggregate exercise prices ranging from $0.04 to $3.33 per share pursuant to our stock option plan. As of March 19, 1999, 7,014,376 shares of common stock have been issued upon exercise of options.

         No underwriters were used in connection with these sales and issuances except for the issuance of the senior discount notes and related warrants in (6) above. The sales and issuances of these securities except for those in (6) above were exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder on the basis that these securities were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701, or pursuant to
Section 4(2) thereof on the basis that the transactions did not involve a public offering. The sales and issuance in (6) above were exempt from registration under the Securities Act pursuant to Section 4(2) and, in connection with the resale by the initial purchasers of the securities described in (6) above, Rule 144A thereunder.

ITEM 6:  SELECTED FINANCIAL DATA

     The following statement of operations data for the periods from our inception on February 27, 1997 to December 31, 1997 and for the year ended December 31, 1998, and the balance sheet data as of December 31, 1997 and 1998 have been derived from our consolidated financial statements and the related notes to the financial statements. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the related notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                             FEBRUARY 27, 1997
                                                                              (INCEPTION) TO         YEAR ENDED
                                                                             DECEMBER 31, 1997    DECEMBER 31, 1998
                                                                             -----------------    -----------------
                                                                                 (DOLLARS IN THOUSANDS, EXCEPT
                                                                                        PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
   Revenue............................................................               $--               $   528
   Operating expenses:
     Network and service costs........................................                --                 4,695
     Selling, marketing, general and administrative...................             2,534                23,153
     Depreciation and amortization....................................                 1                 1,081
                                                                                 --------              --------
      Total operating expenses........................................             2,535                28,929
                                                                                 --------              --------
   Loss from operations...............................................            (2,535)              (28,401)
   Interest and other income (expense), net...........................               113                (7,933)
                                                                                 --------              --------
   Net loss...........................................................           $(2,422)             $(36,334)
                                                                                 --------             ---------
                                                                                 --------             ---------
   Net loss per share (basic and diluted).............................           $ (1.12)             $ (12.18)
                                                                                 --------             ---------
                                                                                 --------             ---------

OTHER FINANCIAL DATA:
   EBITDA (1).........................................................           $(2,342)             $(26,628)
   Adjusted EBITDA (2)................................................            (2,342)              (25,036)
   Net cash used for operating activities.............................            (1,560)              (19,024)
   Net cash used for investing activities.............................            (1,345)             (139,032)
   Net cash provided by financing activities..........................            13,071               169,205

                                                                                       AS OF DECEMBER 31
                                                                                   1997                 1998
                                                                                 --------             ---------
BALANCE SHEET DATA:
   Cash, cash equivalents and short-term investments..................           $10,166              $136,812
   Equipment and furniture, net.......................................             1,621                11,510
   Total assets.......................................................            12,241               171,726
   Total debt.........................................................               568               158,270
   Mandatorily redeemable common stock warrants.......................                --                 6,567
   Total stockholders' equity (deficit)...............................            10,346                (6,747)


-----------------------
(1) EBITDA consists of the net loss excluding net interest, depreciation and amortization of capital assets and deferred compensation expense. EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the period indicated and may be calculated differently than EBITDA for other companies.
(2) Total operating expenses for the year ended December 31, 1998 include $1,592,000 of operating lease expense to GATX Capital Corporation. No amounts were incurred to GATX for operating leases in 1997. Adjusted EBITDA reflects EBITDA excluding the GATX operating lease expense.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS ANNUAL REPORT ON FORM 10-K MAY CONTAIN CERTAIN PROJECTIONS, ESTIMATES AND OTHER FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED ABOVE AT "BUSINESS--RISKS AND UNCERTAINTIES." WHILE THIS OUTLOOK REPRESENTS OUR MANAGEMENT'S CURRENT JUDGMENT ON THE FUTURE DIRECTION OF THE BUSINESS, SUCH RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FUTURE PERFORMANCE SUGGESTED BELOW. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES ARISING AFTER THE DATE HEREOF.

OVERVIEW

     We are a leading service provider of high-speed local access networking solutions using DSL technology to businesses. We began offering commercial services in San Diego in April 1998, and have subsequently begun service in nine additional markets: San Francisco, San Jose, Oakland/East Bay, Chicago, Los Angeles, Orange County, Boston, Sacramento and New York. We intend to continue our network rollout into an additional 23 markets in 1999 and a further 17 markets by the end of 2000.

     Since our inception in February 1997, our primary activities have consisted of:

     - obtaining required governmental authorizations;

     - negotiating and executing interconnection agreements with incumbent carriers;

     - entering into strategic alliances;

     - identifying collocation space and locations for our Connection Points, Metro Service Centers and business offices;

     - acquiring and deploying equipment and facilities;

     - launching service trials;

     - hiring management and other personnel;

     - raising capital; and

     - developing and integrating our operations support system and other back office systems.

     We have incurred operating losses, net losses and negative operating cash flow for each month since our formation. As of December 31, 1998, we had an accumulated deficit of $38.8 million. We currently intend to substantially increase our operating expenses and capital expenditures in an effort to rapidly expand our infrastructure and network services. We expect to incur substantial operating losses, net losses and negative cash flow during the network build-out and initial penetration of each new market we enter. These losses are expected to continue for at least the next several years.

     In March 1999, we entered into separate strategic arrangements with MCI WorldCom and Microsoft. As part of our strategic arrangements, MCI WorldCom's investment fund and Microsoft each invested $30 million in us. The MCI WorldCom arrangement also designates us as MCI WorldCom's preferred provider of business DSL lines in certain circumstances, and provides that MCI WorldCom is committed to sell at least 100,000 of our DSL lines over a period of five years, subject to penalties for failure to reach target commitments. In turn, we have designated MCI WorldCom as our preferred provider of network services in certain circumstances. In our Microsoft arrangement, we will jointly distribute with Microsoft a co-branded DSL version of the Microsoft Network (MSN) service focused on our small business customers and on our customers' teleworkers.

FACTORS AFFECTING OPERATIONS

     REVENUE

     The following factors affect our revenue:

     - SERVICE OFFERING. We derive a majority of our operating revenue from DSL access and wide area network services. For both local access and wide area network connections, we bill our customers for monthly recurring charges based on the data transfer speeds selected by the customer. We offer flat rate plans for our services. In addition to monthly service fees, we bill users for nonrecurring service activation and installation charges. We also charge both monthly and nonrecurring charges to each customer for the high-speed connection between our Metro Service Center and the customer's router. To encourage potential customers to adopt our services, we sometimes offer reduced prices for an initial period of time. We expect that, as a result of competitive forces, our prices will decline over time.

     - PENETRATION OF TARGET MARKETS. We base our target market assessment on the number of local area networks in each market, which we believe is the best indication of data intensive business density and potential customers for our services. According to a leading data communications industry source, the total number of business local area networks in the United States is approximately 1.5 million, with an average of 40 users per local area network. We believe that our initial ten markets contain 23% of all local area networks in the United States. Our goal is to cover 60% of the local area networks in the United States, which we believe is achievable by building out a total of 50 markets. Initially, DSL is expected to reach over 70% of the businesses and residences served from the central offices. Within each metropolitan area, we expect to collocate in the appropriate number of central offices to cover 75% of the total market opportunity.

     - TURNOVER. To date, our customer turnover has been minimal. We expect this to increase in the future as competition intensifies.

     NETWORK AND SERVICE COSTS

     Our network and service costs are generally comprised of the following:

     - EQUIPMENT INSTALLATION CHARGES. In each market, we will require a number of field service technicians to install customer premise equipment at end user locations. We currently outsource most of this function.

     - MONTHLY RECURRING AND NONRECURRING LINE AND SERVICE CHARGES. We pay incumbent carriers a one-time installation and activation fee and a monthly service fee for each copper line.

     - METROPOLITAN AREA NETWORK TRANSPORT CHARGES. We incur charges for transport between our Connection Points and our Metro Service Centers. Currently, these charges are typically for DS-3 services from a competitive carrier or incumbent carrier. These charges also include customer connections to our network.

     - NETWORK FACILITIES OPERATING EXPENSES. We incur various recurring costs at our network locations. These costs include facility rent and utility costs.

     - WIDE AREA NETWORK CONNECTION CHARGES. We pay long distance carriers a one-time installation and activation fee and a monthly service fee for wide area network connections over a frame relay or Asynchronous Transfer Mode network. We are currently leasing these services from long distance carriers.

     - COST OF CUSTOMER PREMISE EQUIPMENT. As part of our DSL product offering, we provide the customer premise equipment and expense the cost of the customer premise equipment for each customer line.

     - EQUIPMENT OPERATING LEASE EXPENSES. We currently take advantage of short-term operating leases to finance the acquisition of substantially all of our network equipment, including DSL multiplexers, Asynchronous Transfer Mode switches and routers. We may decide to purchase and to capitalize some or all of this equipment in the future.

     - LINE REPAIR AND SUPPORT COSTS. Similar to other telecommunications providers, we estimate that a small percentage of our lines may require repair or support. These costs will consist of field dispatch labor and a portion of our Network Operations Center costs.

     SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Our selling, general and administrative expenses include customer service and technical support, information systems, billing and collections, general management and overhead, and administrative functions. Headcount in functional areas, such as customer service, engineering and operations, will increase as we expand our network, and if our number of customers increases.

     - SALES AND MARKETING COSTS. Our sales and marketing efforts focus on attracting and retaining service providers, including national and regional Internet Service Providers, national and regional systems and network integrators, value-added resellers, competitive carriers and long distance carriers, as well as large business customers.

     - GENERAL AND ADMINISTRATIVE COSTS. As we expand our network, we expect the number of employees located in specific markets to grow. Certain functions, such as customer service, network operations, finance, billing and site planning, are likely to remain centralized in order to achieve economies of scale.

     DEPRECIATION AND AMORTIZATION

     Depreciation expense arising from our network equipment will be minimal since leased equipment expenses will reflect most of the cost and financing of this equipment. Collocation fees are capitalized and amortized over an estimated useful life of ten years.

RESULTS OF OPERATIONS

     REVENUE

     We did not offer commercial services in 1997 and, as a result, did not record any revenue in 1997. During the year ended December 31, 1998, we continued the development of our business operations, commencing service in the San Diego market in April, the San Francisco, the Oakland/East Bay and San Jose markets in July, the Los Angeles and Orange County markets in September and the Chicago market in October. We recorded revenue of $528,000 during this period, which was primarily from DSL service and installation charges, net of discounts given to customers.

     NETWORK AND SERVICE COSTS

     Since we did not offer commercial services in 1997, we did not record any network or service costs in 1997. For the year ended December 31, 1998, we recorded network and service costs of $4.7 million. We expect network and service costs to increase significantly in future periods as we expand our network into additional markets.

     SELLING, MARKETING, GENERAL AND ADMINISTRATIVE

     From inception through December 31, 1997 selling, marketing, general and administrative expenses were $2.5 million and consisted primarily of salaries and legal and consulting fees incurred to establish a management team and develop our business. For the year ended December 31, 1998, we recorded selling, marketing, general and administrative expenses of $23.2 million. This increase is attributable to a continued increase in staffing levels, increased marketing efforts coinciding with the launch of commercial services and increased legal fees associated with the development of additional markets. We expect selling, marketing, general and administrative expenses to continue to increase significantly as we expand our business.

     DEPRECIATION AND AMORTIZATION

     Depreciation from network equipment is minimal since substantially all of this equipment is currently leased. Depreciation and amortization was negligible for the period from inception through December 31, 1997 and was $1.1 million for the year ended December 31, 1998. The increase was due to the commencement of our operations in 1998. We expect depreciation and amortization to increase significantly in future periods as we increase capital expenditures to expand our network.

     OTHER INCOME AND EXPENSE

     Other income and expense consists primarily of interest income from our cash and short-term investments and interest expense associated with our debt. From inception through December 31, 1997 net interest income was $113,000, which was primarily attributable to the interest income earned from the proceeds raised in our Series A preferred stock financing. For the year ended December 31, 1998, we recorded net interest expense of $8.0 million, consisting of interest income of $5.8 million generated from invested cash balances, offset by $13.8 million in interest expense. The increase in the interest expense is substantially due to the accretion of interest on the senior discount notes that were issued in May 1998.

     INCOME TAXES

     We generated net operating loss carryforwards of $2.1 million from inception to December 31, 1997 and $35.0 million during the year ended December 31, 1998. We expect significant consolidated losses for the foreseeable future which will generate additional net operating loss carryforwards. However, our ability to use net operating losses may be subject to annual limitations. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. In the future, if we achieve operating profits and the net operating losses have been exhausted or have expired, we may experience significant tax expense. We recognized no provision for taxes because we operated at a loss throughout 1997 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The development and expansion of our business requires significant capital expenditures. The principal capital expenditures incurred during the build-out phase of any market involve the procurement, design and construction of our Connection Points, one or two Metro Service Centers and other elements of our network design.

     The number of targeted central offices in a market varies, as does the average capital cost to build our Connection Points in a given market. Capital expenditures, including payments for collocation fees, were $23.5 million for the year ended December 31, 1998. We expect our capital expenditures to be substantially higher in future periods, arising primarily from payment of collocation fees and the purchase of infrastructure equipment necessary for the development and expansion of our network.

     Through December 31, 1998, we financed our operations primarily through private placements of equity totaling $30.8 million, of which we received $30.3 million from our venture capital and institutional sponsors, the use of operating equipment leases totaling $26.5 million, borrowings under a note payable from Silicon Valley Bank of $1.0 million, and $144.0 million in net proceeds raised from the issuance of the senior discount notes. As of December 31, 1998, we had an accumulated deficit of $38.8 million and cash, cash equivalents and short-term investments of $136.8 million. In March 1999, we received $60.0 million in separate investments by Microsoft and MCI WorldCom's investment fund.

     For the year ended December 31, 1998, the net cash used in our operating activities was $19.0 million. This cash was used for a variety of operating purposes, including salaries, consulting and legal expenses, network operations and overhead expense. Our net cash used for investing activities for the year ended December 31, 1998 was $139.0 million and was used primarily for purchases of short-term investments and equipment and payments of collocation fees. Net cash provided by financing activities for the year ended December 31, 1998 was $169.2 million and primarily came from the issuance of the senior discount notes and from the issuance of preferred stock.

     We believe that our current capital resources will be sufficient to fund our aggregate capital expenditures and working capital requirements, including operating losses, through 1999. We expect our operating losses and capital expenditures to increase substantially primarily due to our network expansion. We expect that additional financing will be required in the future. We may attempt to raise financing through some combination of commercial bank borrowings, leasing, vendor financing or the private or public sale of equity or debt securities. We have received a financing proposal from GATX Capital Corporation for up to $30 million of additional lease financing, of which $24 million is allocated for equipment and $6 million is allocated for collocation fees. This proposal also contains a provision for another $20 million of available financing, for a total of $50 million, that would be available upon the occurrence of certain events. Our senior discount notes contain covenants that restrict the our ability to make certain payments, including dividend payments, and incur additional debt.

     Our capital requirements may vary based upon the timing and success of our rollout and as a result of regulatory, technological and competitive developments or if

     - demand for our services or our anticipated cash flow from operations is less or more than expected;

     - our development plans or projections change or prove to be inaccurate;

     - we engage in any acquisitions; or

     - we accelerate deployment of our network services or otherwise alter the schedule or targets of our rollout plan.

     Equity or debt financing may not be available to us on favorable terms or at all. See "Business--Risks and Uncertainties--We will need significant additional funds, which we may not be able to obtain."

IMPACT OF THE YEAR 2000 ISSUE

     Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because these computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 issue." We have formulated and, to a large extent, effected a plan to address our Year 2000 issues.

     Our Year 2000 plan applies to two areas: internal business systems and compliance by external customers and providers. We have completed our Year 2000 compliance testing for all of our internal systems and believe that they are Year 2000 compliant. Because we are a young company, we believe we have been able to build our business systems with the Year 2000 issue in mind in a more effective manner than many older companies. Therefore, there have been few Year 2000 changes required to our existing systems and applications. We have substantially completed a compliance check of our external customers and providers, except for the incumbent carriers. Based on responses from these third parties, other than the incumbent carriers, we believe that they will not experience Year 2000 problems that would materially and adversely affect our business. We have not been able to conduct a compliance check of incumbent carriers nor assess the incumbent carriers' Year 2000 compliance. To the extent that one or more incumbent carriers or other third parties experience Year 2000 problems, our network and services could be adversely affected. Furthermore, the purchasing patterns of our customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for our services. Any of these developments could have a material and adverse effect on our business, prospects, operating results and financial condition. We have not fully determined the risks associated with the reasonably worst-case scenario and have not formulated a contingency plan to address Year 2000 issues. We do not expect to have a specific contingency plan in place in the future.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included in Part IV, Item 14(a)(1) and (2).

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth, as of March 19, 1999, the names, ages and positions of our executive officers and directors. Their respective backgrounds are described below.

                        NAME                             AGE                        POSITION(S)
----------------------------------------------------   ------   ---------------------------------------------------
Catherine M. Hapka..................................     44     President, Chief Executive Officer and Director

Jeffrey Blumenfeld..................................     51     Vice President and General Counsel

Michael E. Calabrese................................     33     Vice President, Sales Engineering

Scott C. Chandler...................................     37     Chief Financial Officer

Eric H. Geis........................................     52     Vice President of National Deployment

James A. Greenberg..................................     38     Chief Network Officer

David J. Shimp......................................     53     Chief Marketing Officer

Frank J. Tolve, Jr..................................     54     Chief Sales Officer

Kevin R. Compton....................................     40     Director

Keith B. Geeslin....................................     45     Director

Ken L. Harrison.....................................     56     Director

Susan Mayer.........................................     48     Director

William R. Stensrud.................................     48     Director

John L. Walecka.....................................     39     Director

Edward J. Zander....................................     52     Director


     All the officers identified above serve at the discretion of our Board of Directors. There are no family relationships between any persons identified above. The following are brief biographies of the persons identified above.

     CATHERINE M. HAPKA has been our President, Chief Executive Officer and a director since June 1997. Prior to joining us, Ms. Hapka served as President of NETS, Inc., an electronic commerce software company, from March 1997 to May 1997. Prior to joining NETS, Inc., Ms. Hapka served as Executive Vice President, Markets, for U S WEST Communications, Inc. from January 1995 to October 1996. In this capacity, Ms. Hapka led business and consumer telecommunications units responsible for the voice, data, wireless, video and long distance businesses. From 1991 to 1994, Ms. Hapka served as President and Chief Operating Officer of the !NTERPRISE Networking Services Unit of U S WEST. Prior to joining U S WEST, Ms. Hapka held general management positions with General Electric and McKinsey & Co., Inc.

     JEFFREY BLUMENFELD has been our Vice President and General Counsel since August 1997, and has been a partner in the Washington, D.C. law firm of Blumenfeld & Cohen since 1984, which specializes in pro-competition advocacy for technology-intensive companies. Since 1995, Mr. Blumenfeld has served as senior trial counsel to the Antitrust Division of the U.S. Department of Justice in several matters. Before starting Blumenfeld & Cohen in 1984, Mr. Blumenfeld held positions with the U.S. Department of Justice from 1973 to 1984, most recently as Chief of the U.S. V. AT&T staff of the Antitrust Division. Mr. Blumenfeld is an adjunct professor of communications law at the Georgetown University Law Center. Pursuant to his employment agreement, Mr. Blumenfeld has agreed to expend approximately 24 hours a week in his capacity as one of our officers. For more information on Mr. Blumenfeld's relationship with us, please see "Certain Relationships and Related Transactions--Legal Services."

     MICHAEL E. CALABRESE has been our Vice President, Sales Engineering since August 1998. Prior to joining us, Mr. Calabrese served in various positions at Cisco Systems, Inc. from August 1995 to August 1998, most recently as Account Manager of the Data Equipment Group. In that capacity, Mr. Calabrese maintained primary responsibility for managing Cisco's major accounts. From January 1993 to August 1995, Mr. Calabrese held management positions at Sprint Communications. First, as Manager, Project Engineering, Mr. Calabrese led Sprint Communication's new product rollouts. Subsequently, as Manager, Network Planner, Mr. Calabrese was responsible for the design and build-out of Sprint Communications Data Networks.

     SCOTT C. CHANDLER has served as our Chief Financial Officer since April 1998. From August 1996 to April 1998, Mr. Chandler served as President and Chief Executive Officer of C-COR Electronics, Inc., a manufacturer of broadband telecommunications equipment. From June 1990 to August 1996, Mr. Chandler served in various positions at U S WEST and its subsidiaries, most recently as Vice President and General Manager of U S WEST Cable and Multimedia from September 1995 to August 1996. While at U S WEST, Mr. Chandler also served as Vice President and General Manager of the U S WEST subsidiary, !NTERPRISE AMERICA, from January 1994 to August 1995 and as Director of Vendor Relations and Channel Support of !NTERPRISE Networking Services from January 1992 to December 1993.

     ERIC H. GEIS has been our Vice President of National Deployment since January 1, 1999. Prior to that, he served as our Vice President and General Manager, Western Region beginning June 1997 and was a consultant to us from April 1997 to June 1997. From November 1995 to December 1996, Mr. Geis served as National Sales Director at GRC International, a producer and seller of wide area data network design and optimization software applications. Between July 1990 and November 1995, Mr. Geis served as President and Chief Executive Officer of Quintessential Solutions Inc., a provider of wide area network design, pricing and optimization software applications for interexchange carriers, regional bell operating companies, incumbent carriers, Internet Service Providers and major corporate accounts. Mr. Geis was also Founder, President and Chief Executive Officer of TeleQuest, Inc., a telecommunications products company from May 1983 to December 1990.

     JAMES A. GREENBERG has been our Chief Network Officer since July 1997. From January 1990 to July 1997, Mr. Greenberg served in various positions at Sprint Communications, most recently as Senior Director and interim Vice President of the Data Operations and Engineering Group. In that capacity, Mr. Greenberg directed the design, planning, operation and construction of Sprint's data networks.

     DAVID J. SHIMP has served as our Chief Marketing Officer since October 1998. Prior to joining us, Mr. Shimp was a partner at LAI Ward Howell, Inc., a professional services firm, where he implemented that firm's first systems group and was a leader in the technology department during his tenure from January 1991 to October 1998. Previously, Mr. Shimp held management positions at McKinsey & Co. and the Deerpath Group.

     FRANK J. TOLVE, JR. has served as our Chief Sales Officer since December 1998. From November 1994 to September 1998, Mr. Tolve served as Vice President, Sales Operations at Bay Networks. In that capacity, Mr. Tolve's responsibilities included sales administration, channel strategy and worldwide telesales/telemarketing. Mr. Tolve also served as Vice President, Sales Operations for SynOptics Communications from November 1992 to November 1994.

     KEVIN R. COMPTON has been a director since July 1997. Since 1990, Mr. Compton has served as a general partner of Kleiner Perkins Caufield & Byers, a venture capital investment firm ("KPCB"). Mr. Compton is a director of Citrix Systems, Inc., Digital Generation Systems, Inc., Global Village Communication, Inc. and Corsair Communications, Inc., and is also a director of several privately held companies. Mr. Compton was elected a director as the nominee of KPCB, pursuant to the terms of a voting agreement.

     KEITH B. GEESLIN has been a director since July 1997. Since 1988, Mr. Geeslin has served as a general partner of The Sprout Group, a venture capital investment firm. Mr. Geeslin is a director of SDL, Inc., and is also a director of several privately held companies, including Paradyne Corporation, a DSL equipment manufacturer and supplier to us. Please see "Certain Relationships and Related Transactions--Director Relationships." Mr. Geeslin was elected a director as the nominee of The Sprout Group, pursuant to the terms of a voting agreement.

     KEN L. HARRISON has been a director since March 1998. Since 1975, Mr. Harrison has held various management positions at Portland General Electric Company, where he currently serves as its Chairman and Chief Executive Officer, a position he has held since December 1988. In addition, Mr. Harrison currently serves as Vice Chairman and is a director of Enron Corp., a position he has held since July 1997. Mr. Harrison has also served as

Chairman of Enron Communications Group, Inc. since September 1997, and as a director of Enron Oil and Gas Corporation since October 1997. Mr. Harrison was elected a director as the nominee of Enron, pursuant to the terms of a voting agreement.

     SUSAN MAYER has been a director since March 1999. Ms. Mayer is the President of the MCI WorldCom Venture Fund and a Senior Vice President of MCI WorldCom Inc. Previously, she was Senior Vice President of MCI Communications Corporation from 1994 to 1998. From 1996 to 1997, Ms. Mayer was also President and Chief Operating Officer of Sky MCI. From 1993 to 1994, Ms. Mayer was Vice President of MCI Communications Corporation.

     WILLIAM R. STENSRUD has been a director since our inception in February 1997 and also served as our President and Chief Executive Officer from February 1997 to June 1997. Mr. Stensrud has been a general partner at the venture capital investment firm of Enterprise Partners since January 1997. From June 1996 through December 1996, Mr. Stensrud served as President of Paradyne Corporation. Previously, from February 1992 to March 1996, Mr. Stensrud served as President and Chief Executive Officer of Primary Access Corporation. Mr. Stensrud is a director of several privately held companies, including Paradyne Corporation. Please see "Certain Relationships and Related Transactions--Director Relationships." Mr. Stensrud was elected a director as the nominee of Enterprise Partners, pursuant to the terms of a voting agreement.

     JOHN L. WALECKA has been a director since July 1997. Since 1984, Mr. Walecka has been at Brentwood Venture Capital, a venture capital investment firm, and has been a general partner since 1990. Mr. Walecka is a director of Documentum, Inc. and Xylan Corporation, and is also a director of several privately held companies. Please see "Certain Relationships and Related Transactions--Director Relationships." Mr. Walecka was elected a director as the nominee of Brentwood Venture Capital, pursuant to the terms of a voting agreement.

     EDWARD J. ZANDER has been a director since March 1999. Since 1987, Mr. Zander has held various management positions at Sun Microsystems, Inc., where he currently serves as its Chief Operating Officer, a position he has held since February 1998. Mr. Zander is a director of Documentum, Inc. and one privately held company.

     Members of the Board of Directors currently hold office and serve until our next annual meeting of stockholders or until their respective successors have been elected.

     All of our executive officers are appointed annually by and serve at the discretion of the Board of Directors. All of our executive officers are at-will employees.

     COMMITTEES OF THE BOARD OF DIRECTORS

     We have a standing compensation committee currently composed of Messrs. Walecka, Harrison and Stensrud. The compensation committee reviews and acts on matters relating to compensation levels and benefit plans for our executive officers and key employees, including salary and stock options. The compensation committee is also responsible for granting stock awards, stock options and stock appreciation rights and other awards to be made under our existing incentive compensation plans. We also have a standing audit committee composed of Messrs. Compton and Geeslin. The audit committee assists in selecting our independent auditors and in designating services to be performed by, and maintaining effective communication with, those auditors.

     DIRECTOR COMPENSATION

     Directors do not receive compensation for services provided as a director or for participation on any committee of the Board of Directors. All directors are reimbursed for their out-of-pocket expenses in serving on the Board of Directors or any committee thereof.

ITEM 11:  EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to the compensation awarded to, earned by or paid to our current Chief Executive Officer and our four other most highly compensated executive officers (the "Named Executive Officers") during 1998 and 1997.

SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                                                                    COMPENSATION AWARDS
                                                                                              -------------------------------
                                                                      ANNUAL COMPENSATION       SECURITIES
                                                                   ------------------------     UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION(S)                             YEAR      SALARY        BONUS        OPTIONS(#)      COMPENSATION
------------------------------                            ------   ----------   -----------   --------------   --------------
Catherine M. Hapka (1).............................        1998     $339,583     $134,584             --              $--
   President, Chief Executive Officer and Director         1997      163,654       50,000      3,504,905(2)            --
                                                                                                 365,094(3)
Michael E. Calabrese (4)...........................        1998       42,417      157,623(5)     360,000(2)            --
   Vice President, Sales Engineering                       1997           --           --             --               --
James A. Greenberg (6).............................        1998      145,000       31,538         48,000(2)            --
   Chief Network Officer                                   1997       63,205       16,615        547,642(2)        50,000(7)
Gloria A. Farler (8)...............................        1998      137,500       29,906         24,000(2)            --
   Vice President, Marketing Support                       1997       25,781        7,161         48,000(2)
Eric H. Geis (9)...................................        1998      136,000       29,580             --               --
   Vice President of National Deployment                   1997       96,519       18,417        132,000(2)            --


------------------------

(1) Ms. Hapka has been employed by us since June 1997, and the amount listed sets forth her compensation since such date.
(2) Represents the number of shares of common stock that may be purchased upon the exercise of options.
(3) Represents a right to purchase 365,094 shares of Series A preferred stock, which she purchased in 1998.
(4) Mr. Calabrese has been employed by us since August 1998, and the amount listed sets forth his compensation since such date.
(5) Includes a cash payment of $150,000 to cover a signing bonus and relocation expenses.
(6) Mr. Greenberg has been employed by us since July 1997, and the amount listed sets forth his compensation since such date.
(7)    Represents a flat fee relocation payment.
(8) Ms. Farler had been employed by us since October 1997; she resigned her position in February 1999.
(9) Mr. Geis has been employed by us since April 1997, and the amount listed sets forth his compensation since such date.

OPTION GRANTS IN 1998

     The following table sets forth information with respect to stock options granted to each of the Named Executive Officers during 1998 pursuant to our 1997 Stock Option/Stock Issuance Plan. We did not grant any stock appreciation rights to the Named Executive Officers during 1998.

                                                   INDIVIDUAL GRANTS (1)                        POTENTIAL REALIZABLE
                               ------------------------------------------------------------       VALUE AT ASSUMED
                                 NUMBER OF    % OF TOTAL                                       ANNUAL RATES OF STOCK
                                SECURITIES      OPTIONS                                           APPRECIATION FOR
                                UNDERLYING    GRANTED TO     EXERCISE                              OPTION TERM (3)
                                  OPTIONS      EMPLOYEES     PRICE PER                       -------------------------
NAME                              GRANTED     IN 1998 (2)      SHARE     EXPIRATION DATE          5%           10%
----                           ------------  -------------  -----------  ------------------  ------------  -----------
Catherine M. Hapka.........              --             --           --           --                   --           --
Michael E. Calabrese.......         360,000          10.7%        $0.25  September 9, 2008        $56,601     $143,437
James A. Greenberg.........          48,000           1.4%         0.25  September 9, 2008          7,547       19,125
Gloria A. Farler (4).......          24,000           0.7%         0.25  September 9, 2008          3,773        9,562
Eric H. Geis...............              --             --           --           --                   --           --


------------------------

(1) Options granted are immediately exercisable for all the option shares, but any shares purchased under such options will be subject to repurchase by us at such shares' option exercise price until they vest. Please see "--1997 Stock Option/Stock Issuance Plan."
(2) We granted options to purchase 3,364,680 shares of common stock during 1998.

(3) Amount represents potential realizable value of option grants, assuming that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until expiration of the granted options. These numbers are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock.
(4)    Ms. Farler resigned her position in February 1999.

FISCAL YEAR-END 1998 OPTION VALUES

     The following table provides information with respect to each of the Named Executive Officers, concerning the exercise of common and preferred stock options during 1998 and unexercised options held by them at the end of 1998.

                                                              NUMBER OF SECURITIES      VALUE OF UNEXERCISED IN-THE-
                                                             UNDERLYING UNEXERCISED      MONEY OPTIONS AT DECEMBER
                             SHARES                       OPTIONS AT DECEMBER 31, 1998           31, 1998(1)
                             ACQUIRED ON    VALUE         ----------------------------  ----------------------------
NAME                         EXERCISE(2)    REALIZED(3)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                        --------------  ------------  ------------  --------------  ------------  --------------
Catherine M. Hapka......      3,869,999(4)     $73,019            --            --              --             --
Michael E. Calabrese....               --           --       360,000            --      $1,440,000              -
James A. Greenberg......        547,642(5)          --        48,000            --         192,000             --
Gloria A. Farler(6).....         43,200(7)          --        24,000            --          96,000             --
Eric H. Geis............        132,000(8)          --            --            --              --             --


------------------------

(1) Amount based on the fair market value of our common stock on December 31, 1998 as determined by our Board of Directors, less the exercise price payable for such shares.
(2) The shares of common stock were deposited in escrow with our corporate secretary where they continue to vest in accordance with the applicable vesting provisions. Please see "--1997 Stock Option/Stock Issuance
       Plan."
(3) Amount based on the fair market value, as determined by our Board of Directors, of our common stock and Series A preferred stock on the exercise date for such shares, less the exercise price paid for such shares.
(4) Ms. Hapka exercised all of these options in February 1998 for a net purchase price of $146,038 for common stock and $292,075 for Series A preferred stock. Ms. Hapka purchased the shares of Series A preferred stock at a $0.20 per share discount from market value, for an aggregate discount of $73,019.
(5) Mr. Greenberg exercised all of these options in January 1998 for a net purchase price of $22,818.
(6)    Ms. Farler resigned her position in February 1999.
(7) Ms. Farler exercised all of these options in March 1998 for a net purchase price of $1,800.
(8) Mr. Geis exercised all of these options in January 1998 for a net purchase price of $5,500.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

     None of our employees are employed for a specified term, and each employee's employment with us is subject to termination at any time by either party for any reason, with or without cause.

     Ms. Hapka's employment agreement provides for a salary of $350,000 per year, subject to periodic increases by the Board of Directors at its discretion. In addition, it provides for a bonus potential of 50% of her base salary for her second year of employment, which ends in June 1999, payable upon achievement of certain milestones to be proposed by Ms. Hapka and agreed to by the Board of Directors. In connection with her employment in June 1997, Ms. Hapka was granted an option to purchase 3,504,905 shares of common stock at an exercise price of $0.04 per share under the 1997 Stock Option/Stock Issuance Plan. Ms. Hapka exercised such options in February 1998, subject to our right of repurchase which lapses in accordance with the vesting schedule of the options. Please see "--1997 Stock Option/Stock Issuance Plan." In connection with her employment, Ms. Hapka was also given the right to purchase up to 365,094 shares of Series A preferred stock at $0.80 per share. In February 1998, Ms. Hapka purchased these shares for an aggregate purchase price of $292,075. We do not hold a right to repurchase these shares of Series A preferred stock. In the event Ms. Hapka's employment is terminated involuntarily and without cause, Ms. Hapka will be entitled to receive a lump sum payment in an amount equal to her then-current annual salary.

     Mr. Calabrese's employment agreement provides for an annual salary of $130,000, subject to periodic increases by the Board of Directors at its discretion. It provides for an annual bonus of up to 20% of his annual salary. In addition, Mr. Calabrese received, as part of the acceptance of his employment, a cash payment of $150,000, which also covered relocation expenses. In the event Mr. Calabrese's employment is terminated involuntarily and without cause during the first year of employment, which ends in August 1999, Mr. Calabrese will be entitled to receive a payment equal to one year's base salary payable in 12 monthly installments.

     Mr. Greenberg's employment agreement provides for an annual salary of $145,000, subject to periodic increases by the Board of Directors at its discretion.

     Mr. Geis' employment agreement provides for an annual salary of $136,000, subject to periodic increases by the Board of Directors at its discretion. It provides for an annual bonus of up to 25% of his base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our Board of Directors currently has a compensation committee that reviews and approves the compensation and benefits to be provided to our executive officers and other key employees. In addition, the compensation committee administers the 1997 Stock Option/Stock Issuance Plan. The compensation committee currently consists of Messrs. Harrison, Stensrud and Walecka.

1997 STOCK OPTION/STOCK ISSUANCE PLAN

     As of January 31, 1999, we had reserved 11,673,530 shares of common stock for issuance pursuant to our 1997 Stock Option/Stock Issuance Plan (the "1997 Stock Plan"), which has been approved by our Board of Directors and stockholders. The 1997 Stock Plan provides for the granting to employees and officers of qualified "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the granting to employees, officers and directors and consultants of nonqualified stock options. The 1997 Stock Plan also provides for the granting of restricted stock. As of January 31, 1999, options to purchase an aggregate of 10,208,872 shares of common stock had been granted, net of cancellations, and 1,464,659 shares of common stock remained available for future grants. From January 1, 1998 through January 31, 1999, 5,634,228 options to purchase common stock were exercised, of which an aggregate of 4,227,747 were exercised by the Named Executive Officers as a group, an aggregate of 438,115 were exercised by our other executive officers as a group, and an aggregate of 968,366 were exercised by our non-officer employees. To date, we have not granted any shares of restricted stock under the 1997 Stock Plan.

     The 1997 Stock Plan is administered by the compensation committee of our Board of Directors. Options granted generally vest at a rate of 25% of the shares at the end of the first year and 2.083% of the shares at the end of each month thereafter and generally expire ten years from the date of grant. All options granted are immediately exercisable, subject to a repurchase right at the original purchase price that we hold that lapses in accordance with the vesting schedule of the options. If an optionee exercises an option to purchase shares in which such optionee has not acquired a vested interest in accordance with the applicable vesting provisions, then the purchased shares are deposited in escrow with our corporate secretary, where they continue to vest in accordance with the applicable vesting provisions. We hold a right, exercisable at any time during the sixty-day period following the date an optionee ceases for any reason to remain in service, to repurchase at the exercise price for such options all or, at our discretion and with the consent of the optionee, any portion of such unvested shares.

     If we merge with or into another corporation or sell all or substantially all of our assets, all outstanding options shall be assumed or an equivalent option substituted by the successor corporation. If a successor corporation refuses to assume or substitute for the options, a portion of each outstanding option shall be accelerated so that such portion becomes fully vested. Please see "--Employment Agreements and Change in Control Arrangements."

     The exercise price of incentive stock options granted under the 1997 Stock Plan must be at least equal to the fair value of our common stock on the date of grant. The exercise price of options to an optionee who owns more than 10% of our outstanding voting securities must equal at least 110% of the fair value of the common stock on the date of grant, and the option term shall not exceed ten years measured from the option grant date.

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

     Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. In addition, our bylaws require us to indemnify our directors and officers, and allow us to indemnify our other employees and agents, to the fullest extent permitted by law. We have also entered into agreements to indemnify our directors and certain executive officers. We believe that these provisions and agreements are necessary to attract and retain qualified directors and executive officers. At present, there is no pending litigation or proceeding involving any director, officer, employee or agent where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                             Series A Preferred  Series B Preferred
                                           Common Stock (2)       Stock (3)           Stock (4)
                                         ---------  -------  ---------  -------  ---------  -------
         Beneficial Owner (1)              Number   Percent    Number   Percent    Number   Percent
---------------------------------------  ---------  -------  ---------  -------  ---------  -------
Brentwood Venture Capital (7)..........          -        -  3,000,000    23.3%    449,438    11.1%
Enterprise Partners (8)................  2,161,764    24.7%  3,000,000    23.3%    449,438    11.1%
Kleiner Perkins Caufield & Byers (9)...          -        -  3,000,000    23.3%    449,438    11.1%
MCI WorldCom Venture Fund, Inc. (10)...    720,000     7.6%          -        -          -        -
The Sprout Group (11)..................          -        -  3,000,000    23.3%    449,438    11.1%
Enron Communications Group (12)........          -        -          -        -  2,247,191    55.6%
Microsoft Corporation (13) ............    720,000     7.6%          -        -          -        -
Catherine M. Hapka (14)................  3,744,904    42.8%    365,094     2.8%          -        -
Michael E. Calabrese (15)..............    360,000     4.0%          -        -          -        -
Eric H. Geis (16)......................    150,000     1.7%          -        -          -        -
James A. Greenberg (17)................    715,642     8.0%          -        -          -        -
Gloria Farler (18).....................     36,000        *          -        -          -        -
Kevin R. Compton (19)..................          -        -          -        -          -        -
Keith B. Geeslin (20)..................          -        -          -        -          -        -
Ken L. Harrison (21)...................          -        -          -        -          -        -
Susan Mayer (22).......................          -        -          -        -          -        -
William R. Stensrud (23)...............          -        -          -        -          -        -
John L. Walecka (24)...................          -        -          -        -          -        -
Edward J. Zander.......................          -        -          -        -          -        -
All directors and officers as a
group (16 persons) (25)................  6,574,660    68.3%    420,094     3.3%          -        -

                                         Series C Preferred  Beneficial Ownership of
                                              Stock (5)         Common Stock (6)
                                         ---------  -------  --------------  -------
         Beneficial Owner (1)              Number   Percent   Total shares   Percent
---------------------------------------  ---------  -------  --------------  -------
Brentwood Venture Capital (7)..........          -        -      8,278,651     14.2%
Enterprise Partners (8)................          -        -     10,440,415     17.9%
Kleiner Perkins Caufield & Byers (9)...          -        -      8,278,651     14.2%
MCI WorldCom Venture Fund, Inc. (10)...  3,731,410    50.0%      5,197,692      8.8%
The Sprout Group (11)..................          -        -      8,278,651     14.2%
Enron Communications Group (12)........          -        -      5,393,258      9.3%
Microsoft Corporation (13) ............  3,731,409    50.0%      5,197,691      8.8%
Catherine M. Hapka (14)................          -        -      4,621,130      7.9%
Michael E. Calabrese (15)..............          -        -        360,000         *
Eric H. Geis (16)......................          -        -        150,000         *
James A. Greenberg (17)................          -        -        715,642      1.2%
Gloria Farler (18).....................          -        -         36,000         *
Kevin R. Compton (19)..................          -        -              -         -
Keith B. Geeslin (20)..................          -        -              -         -
Ken L. Harrison (21)...................          -        -              -         -
Susan Mayer (22).......................          -        -              -         -
William R. Stensrud (23)...............          -        -              -         -
John L. Walecka (24)...................          -        -              -         -
Edward J. Zander.......................          -        -              -         -
All directors and officers as a
group (16 persons) (25)................          -        -      7,582,886     12.8%


----------------------------------

* Represents beneficial ownership of less than one percent of the outstanding shares of our common stock.

(1) Except as indicated by footnote, we understand that the persons named in the table above, have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2) Shares of common stock subject to options, which are currently exercisable or exercisable within 60 days of March 19, 1999, are deemed outstanding for computing the percentages of the person holding such options but are not deemed outstanding for computing the percentages of any other person. Percentage ownership is based on shares of common stock outstanding as of March 19, 1999.

(3) The number of shares reflects the shares of common stock in the aggregate issuable upon the conversion of the Series A preferred stock. Each share of Series A preferred stock is currently convertible into 2.4 shares of common stock.

(4) The number of shares reflects the number of shares of common stock in the aggregate issuable upon the conversion of the Series B preferred stock. Each share of Series B preferred stock is currently convertible into 2.4 shares of common stock.

(5) The number of shares reflects the number of shares of common stock in the aggregate issuable upon the conversion of the Series C preferred Stock. Each share of Series C preferred stock is currently convertible into 1.2 shares of common stock.

(6) Reflects the beneficial ownership of common stock, assuming the conversion of the Series A preferred stock, Series B preferred stock and Series C preferred stock. Shares of common stock subject to options or warrants, which are currently exercisable or exercisable within 60 days of March 19, 1999, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person.

(7) Consists of shares beneficially owned by Brentwood Affiliates Fund, L.P. and Brentwood Associates VII, L.P. (collectively, the "Brentwood Entities"). The address for the Brentwood Entities is 3000 Sand Hill Road, Building 1, Suite 260, Menlo Park, California 94025.

(8) Consists of shares beneficially owned by Enterprise Partners III Associates, L.P., Enterprise Partners III, L.P. and Enterprise Partners IV, L.P. (collectively, the "Enterprise Entities"). The address for each of the Enterprise Entities is 7979 Ivanhoe, Suite 550, La Jolla, California 92037.

(9) Consists of shares beneficially owned by Kleiner Perkins Caufield & Byers VIII, KPCB VIII Founders Fund and KPCB VIII Information Sciences Zaibatsu Fund II (collectively, the "KPCB Entities"). The address for each of the KPCB Entities is 2750 Sand Hill Road, Menlo Park, California 94025.

(10) Includes 720,000 shares of common stock issuable upon exercise of a warrant exercisable within 60 days of March 19, 1999. The address for MCI WorldCom Venture Fund, Inc. is 1801 Pennsylvania Avenue, Washington, DC 20006

(11) Consists of shares beneficially owned by DLJ Capital Corporation, DLJ First ESC L.L.C., Sprout Capital VII, L.P. and The Sprout CEO Fund, L.P. (collectively, the "Sprout Entities"). The address for each of the Sprout Entities is 3000 Sand Hill Road, Building 3, Suite 170, Menlo Park, California 94025. Of these, Sprout Capital VII, L.P. beneficially owns 7,201,565 shares. All of the shares beneficially owned by Sprout Capital VII, L.P. are subject to a voting trust agreement and are held and voted by an independent third party, First Union Trust Company, National Association, as voting trustee. Please see "Certain Relationships and Related Transactions--Offering of Notes and Warrants."

(12) These shares are subject to a voting trust agreement, which terminates on the earlier to occur of (i) March 11, 2008, (ii) our initial public offering, (iii) a merger or sale of our company or (iv) the effective date of a liquidation or dissolution of our company. We serve as the trustee and, except with respect to electing the director to be elected by the holders of Series B preferred stock or with respect to the protective provisions of the Series B preferred stock, vote the shares held in trust for or against any stockholder proposal in the same proportion as a majority of the then outstanding shares of Series A preferred stock, voting as a separate class are voted or abstain. The address for Enron Communications Group, Inc. is 210 Southwest Morrison Street, Suite 400, Portland, Oregon 97204.

(13) Includes 720,000 shares issuable upon exercise of a warrant exercisable within 60 days of March 19, 1999. The address for Microsoft Corporation is One Microsoft Way, Redmond, Washington 98052.

(14) Includes shares held by Ms Hapka's children, Christopher H. Safaya and Catherine A. Safaya, in the amount of 5,333 shares each and shares held by Christopher H. Safaya 1999 Trust and Catherine A. Safaya 1999 Trust in the amount of 120,000 shares each.

(15) Includes 180,000 shares issuable upon exercise of options exercisable within 60 days of March 19, 1999.

(16) Includes 18,000 shares issuable upon exercise of options exercisable within 60 days of March 19, 1999.

(17) Includes 168,000 shares issuable upon exercise of options exercisable within 60 days of March 19, 1999.

(18)   Ms. Farler resigned in February 1999.

(19) Excludes shares held by KPCB Entities. Mr. Compton, as a General Partner of KPCB, may be deemed to have voting and investment power over the shares held by the KPCB Entities. Mr. Compton disclaims beneficial interest in such shares, except to the extent of his interest in the KPCB Entities.

(20) Excludes shares held by the Sprout Entities. Mr. Geeslin, as a General Partner of The Sprout Group, may be deemed to have voting and investment power over the shares held by the Sprout Entities. Mr. Geeslin disclaims beneficial interest in such shares, except to the extent of his interest in the Sprout Entities.

(21) Excludes shares held by Enron. Mr. Harrison, as Chairman of Enron, may be deemed to have voting and investment power over the shares held by Enron. Mr. Harrison disclaims beneficial interest in such shares, except to the extent of his interest in Enron.

(22) Excludes shares held by MCI WorldCom's investment fund. Ms. Mayer, as President of MCI WorldCom's investment fund, may be deemed to have voting and investment power over the shares held by MCI WorldCom's investment fund. Ms. Mayer disclaims beneficial interest on such shares, except to the extent of her interest in MCI WorldCom's investment fund.

(23) Excludes shares held by the Enterprise Entities. Mr. Stensrud, as a General Partner of Enterprise Partners, may be deemed to have voting and investment power over the shares held by Enterprise Entities. Mr. Stensrud disclaims beneficial interest in such shares, except to the extent of his interest in the Enterprise Entities.

(24) Excludes shares held by the Brentwood Entities. Mr. Walecka, as a General Partner of Brentwood Venture Capital, may be deemed to have voting and investment power over the shares held by the Brentwood Entities. Mr. Walecka disclaims beneficial interest in such shares, except to the extent of his interest in the Brentwood Entities.

(25) Includes 1,182,000 shares issuable upon exercise of options or warrants exercisable within 60 days of March 19, 1999 and excludes shares held by the Brentwood Entities, the Enterprise Entities, the KPCB Entities, MCI WorldCom, the Sprout Entities, Enron Communications Group and Microsoft Corporation.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SERIES A PURCHASE AGREEMENT

     On July 3, 1997, we entered into a Series A Preferred Stock Purchase Agreement with Enterprise Partners, Brentwood Venture Capital, Kleiner Perkins Caufield & Byers, The Sprout Group and certain other investors (together, the "Series A Purchasers"). In a series of three closings, the Series A Purchasers purchased in the aggregate 12,280,000 shares of our Series A preferred stock for an aggregate purchase price of $12.3 million, which are currently convertible into 29,472,000 shares of common stock. Also, pursuant to a Subsequent Closing Purchase Agreement dated as of December 23, 1997, we sold an additional 210,000 shares of our Series A preferred stock to certain other investors (the "Additional Series A Purchasers") for an aggregate purchase price of $210,000, which are currently convertible into 504,000 shares of common stock. In connection with these sales, we entered into an Investors' Rights Agreement and Addendum with the Series A Purchasers and the Additional Series A Purchasers, which provided the Series A Purchasers and Additional Series A Purchasers with certain demand and piggyback registration rights, and certain rights of first offer in the event we propose to offer for sale certain of our securities. The Investors' Rights Agreement and Addendum was replaced by the Amended and Restated Investors' Rights Agreement which has been superseded by the 1999 Investors' Rights Agreement. Please see "--Investors' Rights Agreement."

     In connection with an employment agreement between us and Catherine Hapka, we issued 365,094 shares of Series A preferred stock at a purchase price of $0.80 per share to Ms. Hapka, which are currently convertible into 876,226 shares of common stock. Please see "Executive Compensation--Employment Agreements and Change in Control Arrangements."

SERIES B PURCHASE AGREEMENT

     On March 12, 1998, we entered into a Series B Preferred Stock Purchase Agreement with certain of the Series A Purchasers and Enron Communications Group, Inc. (together, the "Series B Purchasers"). Under this agreement, the Series B Purchasers acquired an aggregate of 4,044,943 shares of Series B preferred stock for an aggregate purchase price of $18.0 million, which are currently convertible into 9,707,863 shares of common stock. In connection with the Series B preferred stock Purchase Agreement, we entered into an Amended and Restated Investors' Rights

Agreement with the Series A Purchasers, the Additional Series A Purchasers and the Series B Purchasers on March 12, 1998. This agreement replaced the Investors' Rights Agreement and Addendum from the Series A preferred stock financing and has been superseded by the 1999 Investors' Rights Agreement. Please see "--Investors' Rights Agreement."

SERIES C PURCHASE AGREEMENT; OTHER AGREEMENTS WITH MCI WORLDCOM

     In March 1999, we entered into a Series C Preferred Stock and Warrant Purchase Agreement with MCI WorldCom's investment fund, pursuant to which the fund acquired, in the aggregate 3,731,410 shares of Series C preferred stock, which are convertible into 4,477,692 shares of common stock, and a warrant to purchase an aggregate of 720,000 shares of our common stock for an aggregate purchase price of $30.0 million. In connection with this purchase agreement, we entered into an Amended and Restated Investors' Rights Agreement, which has been replaced by the 1999 Investors' Rights Agreement from the Microsoft investment. Please see "--Investors' Rights Agreement."

     The MCI WorldCom investment was part of a broader strategic arrangement between us and MCI WorldCom. As part of this strategic arrangement, we also entered into an agreement with MCI WorldCom which designates us as MCI WorldCom's preferred provider of business DSL lines in certain circumstances, and which provides that MCI WorldCom is committed to sell at least 100,000 of our DSL lines over a period of five years, subject to penalties for failure to reach target commitments. In turn, we have designated MCI WorldCom as our preferred provider of network services. See "Business--Strategic Partnerships."

SERIES C PURCHASE AGREEMENT; OTHER AGREEMENTS WITH MICROSOFT

     In March 1999, we entered into a Series C Preferred Stock and Warrant Purchase Agreement with Microsoft, pursuant to which Microsoft acquired, in the aggregate 3,731,409 shares of Series C preferred stock, which are convertible into 4,477,691 shares of common stock, and a warrant to purchase an aggregate of 720,000 shares of our common stock for an aggregate purchase price of $30.0 million. In connection with this purchase agreement, we entered into an Amended and Restated Investors' Rights Agreement dated March 16, 1999 (the "1999 Investors' Rights Agreement"). The 1999 Investors' Rights Agreement replaced the investors' rights agreement from the MCI WorldCom investment. Please see "--Investors' Rights Agreement."

     The Microsoft investment was also part of a broader strategic arrangement. As part of the Microsoft arrangement, we entered into an agreement in which Microsoft agreed to jointly distribute with us a co-branded DSL version of the Microsoft Network service focused on our small business customers. See "Business--Strategic Partnerships."

INVESTORS' RIGHTS AGREEMENT

     Pursuant to the terms of the 1999 Investors' Rights Agreement, the holders of preferred stock acquired certain registration rights with respect to our common stock. At any time after the earlier of (i) March 11, 2002 or (ii) six months after the effective date of the first registration statement for a public offering of our securities we file under the Securities Act:

     - holders of 60% or more of the registrable securities, as defined in the 1999 Investors' Rights Agreement, may require us to register for public sale no less than 20% of their shares then outstanding; or

     - Enron may require us to register for public sale no less than 20% of our shares it then holds; or

     - MCI WorldCom's investment fund may require us to register for public sale no less than 20% of our shares it then holds.

     In addition, if certain competitors of MCI WorldCom acquire greater than 5% of our common stock, then MCI WorldCom's investment fund may require us to register for public sale all of its shares of our stock (the "Contingent Demand for Registration"). Our Board of Directors may defer any of the above demands for registration for a period up to 120 days. We are obligated to effect only:

     - two such registrations pursuant to the request of holders of 60% or more of the registrable securities,

     - one such registration pursuant to the request of Enron,

     - one such registration pursuant to the request of MCI WorldCom's investment fund, and

     - one Contingent Demand for Registration pursuant to the request of MCI WorldCom's investment fund.

     In addition, if we propose to register securities under the Securities Act after an initial public offering, with certain exceptions, then any of the parties to the Amended and Restated Investors' Rights Agreement has a right to request that we register such holder's registrable securities, subject to quantity limitations determined by underwriters if the offering involves an underwriting. All registration expenses incurred in connection with the registrations described above and all piggyback registrations will be borne by us. The participating stockholders will pay for underwriting discounts and commissions incurred in connection with any such registrations. We have agreed to indemnify the parties to the agreement against certain liabilities in connection with any registration effected pursuant to the 1999 Investors' Rights Agreement, including Securities Act liabilities. Further, the holders of 40% or more of the registrable securities may require us to register all or a portion of our registrable securities on Form S-3 (a "Form S-3 Registration") when we qualify to file on such form, provided that the aggregate proceeds of each such registration are at least $5,000,000 and subject to certain other conditions and limitations, including our ability to defer the filing of the Form S-3 Registration for a period of not more than 120 days in certain circumstances. All expenses incurred in connection with such a Form S-3 Registration shall be borne pro rata by the stockholders participating in the Form S-3 Registration. All registration rights will terminate no later than after five years following the consummation of an initial public offering of our common stock. We have agreed to indemnify the stockholders against certain liabilities in connection with any registration effected pursuant to the 1999 Investors' Rights Agreement, including liabilities under the Securities Act.

OFFERING OF NOTES AND WARRANTS

     On May 5, 1998, we closed a private placement of units consisting of $290 million aggregate principal amount at maturity of senior discount notes and warrants to purchase 4,732,800 shares of our common stock. In October 1998, we exchanged our senior discount notes for a like principal amount of 1998 Notes that we registered under the Securities Act. Certain associates of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJSC"), an initial purchaser in the May 1998 offering, own an aggregate of 3,000,000 shares of Series A preferred stock and 449,438 shares of Series B preferred stock, which represent in the aggregate approximately 14.2% of our outstanding equity.

     Of these, Sprout Capital VII, L.P. beneficially owns 2,609,686 shares of Series A preferred stock and 390,966 shares of Series B preferred stock, which represent in the aggregate approximately 12.4% of our outstanding equity. All of the shares owned by Sprout Capital VII, L.P. are subject to a voting trust and are held by an independent third party as trustee. The trustee will vote such shares in its sole and absolute discretion as advised by an independent adviser who is not affiliated with Sprout Capital VII, L.P. and DLJSC and subject to the Amended and Restated Voting Agreement dated March 12, 1998.

     Also, pursuant to the Amended and Restated Voting Agreement, Sprout Capital VII, L.P., The Sprout CEO Fund, L.P., DLJ Capital Corporation and DLJ First ESC L.L.C., all of which are affiliates of DLJSC, collectively have the right to designate one member of the Board of Directors. Their current designee is Keith
B. Geeslin. Mr. Geeslin is a Divisional Senior Vice President of DLJ Capital Corporation, a wholly owned subsidiary of Donaldson, Lufkin & Jenrette, Inc., the parent of DLJSC. Mr. Geeslin is also one of several individuals who serve as general partners of DLJ Associates VII, L.P., which is a general partner of Sprout Capital VII, L.P. DLJ Capital Corporation is the managing general partner of each of Sprout Capital VII, L.P. and The Sprout CEO Fund, L.P.

DIRECTOR RELATIONSHIPS

     William R. Stensrud, a member of our Board of Directors, also served as our President and Chief Executive Officer from February 1997 through June 1997. Mr. Stensrud and Mr. Geeslin, also a member of our Board of Directors, each also serve as directors for Paradyne Corporation, one of our vendors. Additionally, from June 1996 through December 1996, Mr. Stensrud served as President of Paradyne Corporation. John L. Walecka, a member of our Board of Directors, also serves as a director for Xylan Corporation, an indirect vendor to us. For the period ended December 31, 1997 and for the year ended December 31, 1998, we made purchases totaling approximately $419,000 and $13.0 million, respectively, from Paradyne Corporation. We do not purchase any products directly from Xylan Corporation; rather, our purchase of Xylan Corporation products is sourced through Paradyne Corporation. We believe that our transactions with Paradyne Corporation and Xylan Corporation were completed at rates similar to those available from alternative vendors.

     Susan Mayer, a member of our Board of Directors, also serves as President of MCI WorldCom's investment fund and a Senior Vice President of MCI WorldCom, Inc. In March 1999, we entered into a strategic arrangement with MCI WorldCom, Inc. As part of this strategic arrangement, MCI WorldCom's investment fund invested $30.0 million in us. Please see "Business--Strategic Partnerships."

LEGAL SERVICES

     Jeffrey Blumenfeld, our Vice President and General Counsel, also serves as a partner of Blumenfeld & Cohen, a law firm which performs legal services for us. In connection with Mr. Blumenfeld's employment with us, we issued to him options to purchase 438,115 shares of common stock at an exercise price of $0.04 per share, which were exercised in January 1998. In addition, Mr. Blumenfeld and certain other partners of Blumenfeld & Cohen purchased an aggregate of 140,000 shares of Series A preferred stock at $1.00 per share. For the period ended December 31, 1997 and for the year ended December 31, 1998, we incurred expenses for legal fees to Blumenfeld & Cohen of approximately $92,000 and $1.3 million, respectively.

     Pursuant to the terms of a written employment agreement with Mr. Blumenfeld, we have agreed to employ him as Vice President and General Counsel at an annual salary of $110,000 for a minimum time commitment by Mr. Blumenfeld of 24 hours a week. Under the terms of such agreement, Blumenfeld & Cohen has agreed to charge us at a discount from its regular rates for legal services, including Mr. Blumenfeld's time in excess of his minimum time commitment.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF, OR INCORPORATED BY REFERENCE INTO, THIS ANNUAL REPORT ON FORM 10-K:

     (1) FINANCIAL STATEMENTS. The following Consolidated Financial Statements of Rhythms NetConnections, Inc. and Report of Independent Accountants are included in a separate section of this Report beginning on page F-1:

                                                                                                 Page
           Description                                                                         Number
           -----------                                                                         ------
           Report of Independent Accountants....................................................F-2

           Consolidated Balance Sheets..........................................................F-3

           Consolidated Statements of Operations................................................F-4

           Consolidated Statements of Cash Flows................................................F-5

           Consolidated Statements of Stockholders' Equity......................................F-6

           Notes to Consolidated Financial Statements...........................................F-7

     (2) FINANCIAL STATEMENT SCHEDULES Financial statement schedules have been omitted because they are either not required, not applicable or the information is otherwise included.

     (3)   EXHIBITS:


  EXHIBIT
  NUMBER                                                  DESCRIPTION
----------  -----------------------------------------------------------------------------------------------------
   3.1+      Restated Certificate of Incorporation of the Company, as amended.

   3.2+      Bylaws of the Company, as amended.

   4.1*      Indenture, dated as of May 5, 1998, by and between the Company and State Street Bank and Trust
             Company of California, N.A., as trustee, including form of the Company's 13 1/2% Senior Discount
             Notes due 2008, Series A and form of the Company's 13 1/2% Senior Discount Notes due 2008,
             Series B.

   4.2*      Warrant Agreement, dated as of May 5, 1998, by and between the Company and State Street Bank and
             Trust Company of California, N.A.

   4.3*      Warrant Registration Rights Agreement, dated as of May 5, 1998, by and among the Company and
             Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Donaldson, Lufkin &
             Jenrette Securities Corporation.

   4.4+      Warrant to Purchase Shares of Common Stock, dated May 19, 1998, by and between the Company and Sun
             Financial Group, Inc.

   4.5+      Common Stock Purchase Warrant, dated March 3, 1999, by and between the Company and MCI WorldCom
             Venture Fund, Inc.

   4.6+      Common Stock Purchase Warrant, dated March 16, 1999, by and between the Company and Microsoft
             Corporation.

   9.1*      Voting Trust Agreement, dated as of May 5, 1998, by and among Sprout Capital VII, L.P., Donaldson
             Lufkin & Jenrette Securities Corporation, and First Union Trust Company, National Association, as
             trustee.

   9.2*      Voting Trust Agreement, dated as of March 12, 1998, by and between Enron Communications Group, Inc.
             and the Company, as trustee.

   9.3*      Amended and Restated Voting Agreement, dated March 12, 1998, by and among the Company and the parties listed on the Schedule of Investors attached thereto as Schedule A, as amended.

   9.4+      Voting Trust Agreement, dated March 3, 1999, by and between MCI WorldCom Venture Fund, Inc. and the
             Company, as trustee.

  10.1*      Series A Preferred Stock Purchase Agreement, dated July 3, 1997, by and among the Company and the
             Investors listed on Schedule A thereto.

  10.2*      Subsequent Closing Purchase Agreement, dated December 23, 1997, by and among the Company and the
             Investors listed on Schedule A thereto.

  10.3*      Series B Preferred Stock Purchase Agreement, dated March 12, 1998, by and among the Company and the Investors listed on Schedule A thereto.

  10.4+**    Enterprise Services Solution Agreement between Cisco Systems, Inc. and the Company, dated December
             3, 1998

  10.5+      Series C Preferred Stock Purchase Agreement, dated March 3, 1999, by and among the Company and MCI
             WorldCom Venture Fund, Inc.

  10.6+      Amended and Restated Investors' Rights Agreement, dated March 3, 1999, by and among the Company and the Investors listed on Schedule A thereto.

  10.7+**    Agreement, dated March 3, 1999, by and between the Company and MCI WorldCom, Inc.

  10.8+      Series C Preferred Stock and Warrant Purchase Agreement, dated March 16, 1999, by and among the
             Company and Microsoft Corporation.

  10.9+      Amended and Restated Investors' Rights Agreement, dated March 16, 1999, by and among the Company and the Investors listed on Schedule A thereto.

  10.10+     Distribution Agreement, dated March 16, 1999, by and among the Company and Microsoft Corporation.

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
  10.11*     Master Lease Agreement No. 1642 and Addendum thereto, each dated November 19, 1997, and Second
             Addendum thereto, dated as of May 19, 1998, between the Company and Sun Financial Group, Inc.

  10.12+     Business Lease (Single Tenant) between the Company and BR Venture, LLC dated September 1998.

  10.13*     Employment Agreement between the Company and Catherine M. Hapka, dated June 10, 1997.

  10.14*     Employment Agreement between the Company and Jeffrey Blumenfeld, dated August 10, 1997.

  10.15*     Employment Agreement between the Company and James A. Greenberg, dated July 14, 1997.

  10.16*     Employment Agreement between the Company and Rand A. Kennedy, dated August 22, 1997.

  10.17*     1997 Stock Option/Stock Issuance Plan.

  10.18*     Form of Indemnification Agreement between the Company and each of its directors.

  10.19*     Form of Indemnification Agreement between the Company and each of its officers.

  10.20*     QuickStart Loan and Security Agreement, dated October 29, 1997, between the Company and Silicon
             Valley Bank.

  21.1*      Subsidiaries of the Company.

  23.1       Consent of PricewaterhouseCoopers LLP.

  24.1       Power of Attorney (see page 51).

  27.1       Financial Data Schedule.


------------------------
+ Previously filed with the Commission as an exhibit to the registration statement on Form S-1 filed on February 16, 1999 (File No. 333-72409) and incorporated herein by reference.

* Previously filed with the Commission as an exhibit to the registration statement on Form S-4 filed on July 17, 1998 (File No. 333-59393) and incorporated herein by reference.

** Certain confidential portions of this Exhibit were omitted by means of marking such portions with an asterisk (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Exchange Act of 1934, as amended.

(b)  REPORTS ON FORM 8-K

     Inapplicable.

(c)  EXHIBITS

     The exhibits required by this Item are listed under Item 14(a)(3).

(d)  FINANCIAL STATEMENT SCHEDULES

     The consolidated financial statement schedules required by this Item are listed under Item 14(a)(2).

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The registrant has not sent to security holders any annual report covering the registrant's last fiscal year or any proxy material relating to a meeting of security holders. Copies of such annual report and proxy will be furnished to the Commission when it is sent to security holders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RHYTHMS NETCONNECTIONS, INC.


By /s/ CATHERINE M. HAPKA                         Date: March 31, 1999
  -------------------------------------                 ------------------------
    Catherine M. Hapka
    Chief Executive Officer


By /s/ SCOTT C. CHANDLER                          Date: March 31, 1999
  -------------------------------------                 ------------------------
     Scott C. Chandler
     Chief Financial Officer

                                POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Catherine M. Hapka or Scott C. Chandler, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

            SIGNATURE                         TITLE                              DATE
/s/ CATHERINE M. HAPKA                   President and
-------------------------------      Chief Executive Officer                 March 31, 1999
    (Catherine M. Hapka)          (Principal Executive Officer)


/s/ SCOTT C. CHANDLER              Chief Financial Officer
-------------------------------                                              March 31, 1999
     (Scott C. Chandler)


/s/ KEVIN R. COMPTON               Director
-------------------------------                                              March 31, 1999
     (Kevin R. Compton)


/s/ KEITH B. GEESLIN               Director
-------------------------------                                              March 31, 1999
     (Keith B. Geeslin)


/s/ KEN L. HARRISON                Director
-------------------------------                                              March 31, 1999
     (Ken L. Harrison)


/s/ SUSAN MAYER                    Director
-------------------------------                                              March 31, 1999
     (Susan Mayer)


/s/ William R. Stensrud            Director
-------------------------------                                              March 31, 1999
     (William R. Stensrud)





/s/ JOHN L. WALECKA                Director
-------------------------------                                              March 31, 1999
     (John L. Walecka)


/s/ Edward J. Zander               Director
-------------------------------                                              March 31, 1999
     (Edward J. Zander)



                          RHYTHMS NETCONNECTIONS INC.
                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants....................................................  F-2

Financial Statements:

  Consolidated Balance Sheets........................................................  F-3

  Consolidated Statements of Operations..............................................  F-4

  Consolidated Statements of Cash Flows..............................................  F-5

  Consolidated Statement of Stockholders' Equity.....................................  F-6

  Notes to Consolidated Financial Statements.........................................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Rhythms NetConnections Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of stockholders' equity present fairly, in all material respects, the financial position of Rhythms NetConnections Inc. and subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for the period from February 27, 1997 (inception) through December 31, 1997 and for the year ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
March 4, 1999, except for the last paragraph of Note 11 as to which the date is March 19, 1999

                          RHYTHMS NETCONNECTIONS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,    DECEMBER 31,
                                                                                        1997            1998
                                                                                    -------------  --------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents.......................................................  $  10,166,000  $   21,315,000
  Short-term investments..........................................................       --           115,497,000
  Accounts, loans and other receivables, net......................................       --             2,376,000
  Inventory.......................................................................       --               340,000
  Prepaid expenses and other current assets.......................................         95,000         230,000
                                                                                    -------------  --------------
  Total current assets............................................................     10,261,000     139,758,000
Equipment and furniture, net......................................................      1,621,000      11,510,000
Collocation fees, net.............................................................        327,000      13,804,000
Deferred debt issue costs, net....................................................       --             6,304,000
Other assets......................................................................         32,000         350,000
                                                                                    -------------  --------------
                                                                                    $  12,241,000  $  171,726,000
                                                                                    -------------  --------------
                                                                                    -------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt...............................................  $     126,000  $      333,000
  Accounts payable................................................................        951,000      10,601,000
  Accrued expenses and other current liabilities..................................        376,000       2,855,000
                                                                                    -------------  --------------
    Total current liabilities.....................................................      1,453,000      13,789,000
Long-term debt....................................................................        442,000         472,000
13.5% senior discount notes, net..................................................       --           157,465,000
Other liabilities.................................................................       --               180,000
                                                                                    -------------  --------------
    Total liabilities.............................................................      1,895,000     171,906,000
                                                                                    -------------  --------------
Commitments (note 10)
Mandatorily redeemable common stock warrants......................................       --             6,567,000
                                                                                    -------------  --------------
Stockholders' equity (deficit):
  Series A convertible preferred stock, $0.001 par value; 17,000,000 shares authorized in 1997, 12,900,000 shares in 1998; 12,490,000 shares issued and
    outstanding in 1997, 12,855,094 shares in 1998................................         12,000          13,000
  Series B convertible preferred stock, $0.001 par value; no shares authorized in
    1997, 4,044,943 shares in 1998; no shares issued and outstanding in 1997,
    4,044,943 shares in 1998......................................................       --                 4,000
  Common stock, $0.001 par value; 54,635,294 shares authorized in 1997, 80,049,892
    shares in 1998; 2,482,222 shares issued in 1997, 8,042,530 shares in 1998.....          2,000           8,000
  Treasury stock, at cost; 438,115 shares.........................................       --               (18,000)
  Additional paid-in capital......................................................     14,012,000      37,212,000
  Deferred compensation...........................................................    (1,258,000)      (5,210,000)
  Accumulated deficit.............................................................    (2,422,000)     (38,756,000)
                                                                                    -------------  --------------
    Total stockholders' equity (deficit)..........................................     10,346,000      (6,747,000)
                                                                                    -------------  --------------
                                                                                    $  12,241,000  $  171,726,000
                                                                                    -------------  --------------
                                                                                    -------------  --------------

   The accompanying notes are an integral part of these financial statements.

                          RHYTHMS NETCONNECTIONS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             PERIOD FROM
                                                                          FEBRUARY 27, 1997
                                                                             (INCEPTION)
                                                                               THROUGH           YEAR ENDED
                                                                          DECEMBER 31, 1997   DECEMBER 31, 1998
                                                                          ------------------  -----------------
Revenue:
  Service and installation, net.........................................    $     --           $       528,000
                                                                          ------------------  -----------------
Operating Expenses:
  Network and service costs.............................................          --                 4,695,000
  Selling and marketing.................................................            33,000           3,776,000
  General and administrative............................................         2,501,000          19,377,000
  Depreciation and amortization.........................................             1,000           1,081,000
                                                                          ------------------  -----------------
    Total operating expenses............................................         2,535,000          28,929,000
                                                                          ------------------  -----------------
Loss from Operations....................................................        (2,535,000)        (28,401,000)
                                                                          ------------------  -----------------
Other Income and Expense:
  Interest income.......................................................           114,000           5,813,000
  Interest expense (including amortized debt discount and issue
    costs)..............................................................            (1,000)        (13,779,000)
  Other.................................................................          --                    33,000
                                                                          ------------------  -----------------
Net Loss................................................................    $   (2,422,000)    $   (36,334,000)
                                                                          ------------------  -----------------
                                                                          ------------------  -----------------
Net Loss Per Share:
  Basic.................................................................    $        (1.12)    $        (12.18)
                                                                          ------------------  -----------------
                                                                          ------------------  -----------------
  Diluted...............................................................    $        (1.12)    $        (12.18)
                                                                          ------------------  -----------------
                                                                          ------------------  -----------------
Shares Used in Computing Net Loss Per Share:
  Basic.................................................................         2,161,764           2,984,216
                                                                          ------------------  -----------------
                                                                          ------------------  -----------------
  Diluted...............................................................         2,161,764           2,984,216
                                                                          ------------------  -----------------
                                                                          ------------------  -----------------

   The accompanying notes are an integral part of these financial statements.

                          RHYTHMS NETCONNECTIONS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                PERIOD FROM
                                                                             FEBRUARY 27, 1997
                                                                                (INCEPTION)
                                                                                  THROUGH           YEAR ENDED
                                                                             DECEMBER 31, 1997   DECEMBER 31, 1998
                                                                             ------------------  -----------------
Cash Flows from Operating Activities:
  Net Loss.................................................................     $ (2,422,000)      $ (36,334,000)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation of equipment and furniture................................            1,000             454,000
    Amortization of collocation fees.......................................          --                   85,000
    Amortization of debt discount and deferred debt issue costs............          --               13,882,000
    Amortization of deferred compensation..................................          192,000             725,000
    Compensation expense from stock option issued to employee..............           73,000            --
    Loss on sale of equipment to leasing company...........................          --                  387,000
    Changes in assets and liabilities:
      Increase in accounts, loans and other receivables, net...............          --               (2,376,000)
      Increase in inventory................................................          --                 (340,000)
      Increase in prepaid expenses and other current assets................          (95,000)           (135,000)
      Increase in other assets.............................................          (32,000)           (318,000)
      Increase in accounts payable.........................................          388,000           2,287,000
      Increase in accrued expenses and other current liabilities...........          335,000           2,479,000
      Increase in other liabilities........................................          --                  180,000
                                                                             ------------------  -----------------
    Net cash used for operating activities.................................       (1,560,000)        (19,024,000)
                                                                             ------------------  -----------------
Cash Flows from Investing Activities:
  Purchases of short-term investments......................................          --             (451,870,000)
  Maturities of short-term investments.....................................          --              336,373,000
  Purchases of equipment and furniture.....................................       (1,018,000)         (9,973,000)
  Payment of collocation fees..............................................         (327,000)        (13,562,000)
                                                                             ------------------  -----------------
    Net cash used for investing activities.................................       (1,345,000)       (139,032,000)
                                                                             ------------------  -----------------
Cash Flows from Financing Activities:
  Proceeds from leasing company for equipment..............................          --                6,606,000
  Proceeds from issuance of 13.5% senior discount notes and warrants.......          --              150,365,000
  Payment of debt issue costs on 13.5% senior discount notes...............          --               (6,519,000)
  Proceeds from borrowings on long-term debt...............................          568,000             432,000
  Repayments on long-term debt.............................................          --                 (195,000)
  Proceeds from issuance of common stock...................................           13,000             242,000
  Proceeds from issuance of preferred stock................................       12,490,000          18,292,000
  Purchase of treasury stock...............................................          --                  (18,000)
                                                                             ------------------  -----------------
    Net cash provided by financing activities..............................       13,071,000         169,205,000
                                                                             ------------------  -----------------
Net increase in cash and cash equivalents..................................       10,166,000          11,149,000
Cash and cash equivalents at beginning of period...........................          --               10,166,000
                                                                             ------------------  -----------------
Cash and cash equivalents at end of period.................................     $ 10,166,000       $  21,315,000
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------
Supplemental schedule of cash flow information:
  Cash paid for interest...................................................     $      3,000       $      66,000
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------
Supplemental schedule of non-cash financing activities:
  Equipment purchases payable, to be financed through operating leases.....     $    604,000       $    --
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------
  Equipment and furniture purchases payable................................     $    --            $   7,363,000
                                                                             ------------------  -----------------
                                                                             ------------------  -----------------

   The accompanying notes are an integral part of these financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                               SERIES A            SERIES B
                                              CONVERTIBLE         CONVERTIBLE
                                            PREFERRED STOCK     PREFERRED STOCK     COMMON STOCK
                                           $0.001 PAR VALUE    $0.001 PAR VALUE   $0.001 PAR VALUE
                                          -------------------  -----------------  -----------------
                                           # SHARES   AMOUNT   # SHARES   AMOUNT  # SHARES   AMOUNT
                                          ----------  -------  ---------  ------  ---------  ------
Issuance of common stock to Founders (at
  inception)............................      --      $ --        --      $--     2,161,764  $2,000
Issuance of Series A preferred stock for
  cash ($1.00 per share)................  12,490,000  12,000      --       --        --       --
Issuance of common stock upon exercise
  of options ($0.04 per share exercise
  price)................................      --        --        --       --      320,458    --
Grant of options to purchase Series A
  preferred stock ($0.80 per share
  exercise price).......................      --        --        --       --        --       --
Deferred compensation from grants of
  options to purchase common stock......      --        --        --       --        --       --
Amortization of deferred compensation...      --        --        --       --        --       --
Net loss for 1997.......................      --        --        --       --        --       --
                                          ----------  -------  ---------  ------  ---------  ------
Balance at December 31, 1997............  12,490,000  12,000      --       --     2,482,222  2,000
Issuance of Series A preferred stock for
  cash ($0.80 per share)................     365,094   1,000      --       --        --       --
Issuance of Series B preferred stock for
  cash ($4.45 per share)................      --        --     4,044,943  4,000      --       --
Issuance of common stock upon exercise
  of options ($0.04 to $0.25 per share
  exercise price).......................      --        --        --       --     5,560,308  6,000
Purchase of treasury stock for cash
  ($0.04 per share).....................      --        --        --       --        --       --
Deferred compensation from grants of
  options to purchase common stock......      --        --        --       --        --       --
Amortization of deferred compensation...      --        --        --       --        --       --
Reversal of deferred compensation from
  cancellation of grants to purchase
  common stock..........................      --        --        --       --        --       --
Net loss for 1998.......................      --        --        --       --        --       --
                                          ----------  -------  ---------  ------  ---------  ------
Balance at December 31, 1998............  12,855,094  $13,000  4,044,943  $4,000  8,042,530  $8,000
                                          ----------  -------  ---------  ------  ---------  ------
                                          ----------  -------  ---------  ------  ---------  ------


                                            TREASURY STOCK                                                   TOTAL
                                                AT COST        ADDITIONAL                                STOCKHOLDERS'
                                          -------------------    PAID-IN      DEFERRED     ACCUMULATED      EQUITY
                                          # SHARES    AMOUNT     CAPITAL    COMPENSATION     DEFICIT       (DEFICIT)
                                          --------   --------  -----------  ------------   ------------  -------------
Issuance of common stock to Founders (at
  inception)............................    --       $  --     $   --       $   --         $   --         $     2,000
Issuance of Series A preferred stock for
  cash ($1.00 per share)................    --          --      12,477,000      --             --          12,489,000
Issuance of common stock upon exercise
  of options ($0.04 per share exercise
  price)................................    --          --          12,000      --             --              12,000
Grant of options to purchase Series A
  preferred stock ($0.80 per share
  exercise price).......................    --          --          73,000      --             --              73,000
Deferred compensation from grants of
  options to purchase common stock......    --          --       1,450,000   (1,450,000)       --             --
Amortization of deferred compensation...    --          --         --           192,000        --             192,000
Net loss for 1997.......................    --          --         --           --          (2,422,000)    (2,422,000)
                                          --------   --------  -----------  ------------   ------------  -------------
Balance at December 31, 1997............    --          --      14,012,000   (1,258,000)    (2,422,000)    10,346,000
Issuance of Series A preferred stock for
  cash ($0.80 per share)................    --          --         291,000      --             --             292,000
Issuance of Series B preferred stock for
  cash ($4.45 per share)................    --          --      17,996,000      --             --          18,000,000
Issuance of common stock upon exercise
  of options ($0.04 to $0.25 per share
  exercise price).......................    --          --         236,000      --             --             242,000
Purchase of treasury stock for cash
  ($0.04 per share).....................  438,115     (18,000)     --           --             --             (18,000)
Deferred compensation from grants of
  options to purchase common stock......    --          --       4,908,000   (4,908,000)       --             --
Amortization of deferred compensation...    --          --         --           725,000        --             725,000
Reversal of deferred compensation from
  cancellation of grants to purchase
  common stock..........................    --          --        (231,000)     231,000        --             --
Net loss for 1998.......................    --          --         --           --          (36,334,000)  (36,334,000)
                                          --------   --------  -----------  ------------   ------------  -------------
Balance at December 31, 1998............  438,115    $(18,000) $37,212,000  $(5,210,000)   $(38,756,000)  $(6,747,000)
                                          --------   --------  -----------  ------------   ------------  -------------
                                          --------   --------  -----------  ------------   ------------  -------------

   The accompanying notes are an integral part of these financial statements.

                          RHYTHMS NETCONNECTIONS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1--THE COMPANY

    Rhythms NetConnections Inc. (the "Company"), a Delaware corporation, was organized under the name Accelerated Connections Inc. effective February 27, 1997. The Company's name was changed to Rhythms NetConnections Inc. as of August 15, 1997. The Company is in the business of providing high-speed data communications services on an end-to end basis to business customers and end users. The Company began service trials in the San Diego, California, market in December 1997 and began commercial operations in San Diego effective April 1, 1998.

    The Company's ultimate success depends upon, among other factors, rapidly expanding the geographic coverage of its network services; entering into interconnection agreements with incumbent local exchange carriers, some of which are competitors or potential competitors of the Company; deploying network infrastructure; attracting and retaining customers; accurately assessing potential markets; continuing to develop and integrate its operational support system and other back office systems; obtaining any required governmental authorizations; responding to competitive developments; continuing to attract, retain and motivate qualified personnel; and continuing to upgrade its technologies and commercialize its network services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these matters and failure to do so could have a material adverse effect on the Company's business, prospects, operating results and financial condition. As the Company continues the development of its business, it will seek additional sources of financing to fund its development. If unsuccessful in obtaining such financing, the Company will continue expansion of its operations on a reduced scale based on its existing capital resources.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the transactions and balances of Rhythms NetConnections Inc. and its wholly owned subsidiaries ACI Corp. and ACI Corp.--Virginia (since February 1998). All material intercompany transactions and balances have been eliminated.

    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement date, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    REVENUE RECOGNITION: Revenue is recorded in the period services are provided to customers.

    CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand, money market funds, certificates of deposit, obligations of the U.S. Government and its agencies and commercial paper with a maturity of 90 days or less at the time of purchase.

    SHORT-TERM INVESTMENTS. Short-term investments consist of obligations of the U.S. Government and its agencies and commercial paper that have an original maturity between 91 days and one year from the date of purchase. Management determines the appropriate classification of marketable debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of the Company's financial instruments as presented are reasonable estimates of those instruments' fair values because of the short maturity of

                          RHYTHMS NETCONNECTIONS INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

those instruments or based on the current rates offered to the Company for debt of the same remaining maturities.

    INVENTORY: Inventory consists of communications equipment that will be installed at customer locations. Inventory is accounted for on a FIFO basis at the lower of cost or market.

    EQUIPMENT AND FURNITURE: Equipment and furniture consists of purchased equipment, furniture, computer software, and leasehold improvements. Equipment and furniture is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years or the lease term if shorter. When equipment and furniture is retired, sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and gains and losses resulting from such transactions are reflected in operations.

    COLLOCATION FEES: Collocation fees represent nonrecurring fees paid to secure Central Office space for location of certain Company equipment. The fees are amortized over their estimated useful lives of ten years.

    IMPAIRMENT OF LONG-LIVED ASSETS: The Company investigates potential impairments of their long-lived assets on an exception basis when evidence exists that events or changes in circumstances may have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset. No such losses have been identified.

    CONCENTRATIONS OF CREDIT RISK: Credit risk is primarily concentrated in cash equivalents and short-term investments. Cash in excess of operating requirements is conservatively invested in money market funds, certificates of deposit with high-quality financial institutions, obligations of the U.S. Government and its agencies and commercial paper rated A-1, P-1 to minimize risk.

    Two customers comprise 14.9 percent and 7.5 percent of the Company's net trade receivable balance at December 31, 1998 and 36.7 percent and 13.7 percent of revenues for the year ended December 31, 1998.

    INCOME TAXES: The Company provides for income taxes utilizing the liability method. Under the liability method, current income tax expense or benefit represents income taxes expected to be payable or refundable for the current period. Deferred income tax assets and liabilities are established for both the impact of differences between the financial reporting bases and tax bases of assets and liabilities and for the expected future tax benefit to be derived from tax credits and tax loss carryforwards. Deferred income tax expense or benefit represents the change during the reporting period in the net deferred income tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    NET LOSS PER SHARE: The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Basic earnings per share ("EPS") is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period in addition to the weighted average number of

                          RHYTHMS NETCONNECTIONS INC.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

common stock equivalents outstanding for the period. Shares subject to repurchase by the Company are considered common stock equivalents for purposes of this calculation. Shares issuable upon conversion of the Series A and Series B preferred stock, upon the exercise of outstanding stock options and warrants and shares issued subject to repurchase by the Company totaling 36,653,940 and 52,958,513 at December 31, 1997 and 1998, respectively, have been excluded from the computation since their effect would be antidilutive.

    STOCK-BASED COMPENSATION: The Company measures compensation expense for their employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the date of grant, compensation expense is to be recognized over the applicable vesting period.

    NEW ACCOUNTING PRONOUNCEMENTS: In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company will adopt SFAS No. 133 as required in 2000. The Company expects that adoption will have no impact on their consolidated financial statements.

    RECLASSIFICATIONS: Certain 1997 balances have been reclassified to conform to the 1998 presentation.

NOTE 3--SHORT-TERM INVESTMENTS

    The Company's marketable debt securities are classified as held-to-maturity and carried at amortized cost, which approximates fair value. Short-term investments consist of the following:

                                                                 DECEMBER 31,   DECEMBER 31,
                                                                     1997           1998
                                                                 ------------  --------------
Commercial Paper...............................................   $       --   $   33,170,000
U.S. Government Securities.....................................           --       82,327,000
                                                                 ------------  --------------
                                                                  $       --   $  115,497,000
                                                                 ------------  --------------
                                                                 ------------  --------------

                          RHYTHMS NETCONNECTIONS INC.

NOTE 4--COMPOSITION OF CERTAIN BALANCE SHEET COMPONENTS

                                                           DECEMBER 31,        DECEMBER 31,
                                                               1997                1998
                                                         -----------------  ------------------
Accounts, loans and other receivables, net:
  Interest.............................................    $          --      $    2,135,000
  Trade, net of allowance for doubtful accounts of
    $50,000 in 1998....................................               --             197,000
  Employee expense advances and loans..................               --              44,000
                                                         -----------------  ------------------
                                                           $          --      $    2,376,000
                                                         -----------------  ------------------
                                                         -----------------  ------------------

Equipment and furniture, net:
  Operating equipment..................................    $   1,241,000      $    9,633,000
  Office furniture.....................................           43,000             917,000
  Leasehold improvements...............................           32,000             668,000
  Computer software....................................          173,000             456,000
  Computer equipment...................................          133,000             274,000
  Lab equipment........................................               --              17,000
  Accumulated depreciation.............................           (1,000)           (455,000)
                                                         -----------------  ------------------
                                                           $   1,621,000      $   11,510,000
                                                         -----------------  ------------------
                                                         -----------------  ------------------

Accrued expenses and other current liabilities:
  Accrued payroll......................................    $     217,000      $    1,524,000
  Carrier services and other operating costs...........               --             991,000
  Other................................................          159,000             340,000
                                                         -----------------  ------------------
                                                           $     376,000      $    2,855,000
                                                         -----------------  ------------------
                                                         -----------------  ------------------

NOTE 5--DEBT

    As of December 31, 1997 and 1998, the Company had a note payable of $568,000 and $805,000, respectively, to a financial institution. Terms of the note payable include an interest rate of prime plus 0.25 percent (8.75 percent and 8.0 percent at December 31, 1997 and 1998, respectively) payable monthly on the outstanding principal. The note is collateralized by assets of the Company and is to be amortized over a 36-month repayment period. The $805,000 will be repaid during the years 1999 through 2001 in the amounts of $333,000 each in 1999 and 2000 and $139,000 in 2001.

    On May 5, 1998, the Company issued 13.5 percent senior discount notes due 2008 in the principal amount of $290,000,000 at maturity, combined with warrants to purchase 4,732,800 shares of common stock. The notes were issued at a discount; cash proceeds from the issuance of the notes and warrants were $150,365,000. The Company additionally incurred approximately $6,519,000 in debt issue costs. The notes will accrete in value through May 15, 2003 at a rate of
13.5 percent per annum, compounded semi-annually; no cash interest will be payable prior to that date. Upon a change in control or upon certain asset sales, the Company must offer to repurchase all or a portion of the outstanding notes. In addition, the Company has the option to repurchase the notes upon payment of a premium of accreted value at that point in time. The notes contain covenants that restrict the Company's ability to make certain payments, including dividend payments, and incur additional debt.

                          RHYTHMS NETCONNECTIONS INC.

NOTE 5--DEBT (CONTINUED)

    The warrants issued in connection with the senior discount notes are exercisable at a price of $0.004 per share. The warrants expire May 15, 2008. The warrants may be required to be repurchased by the Company for cash upon the occurrence of a repurchase event, such as a consolidation, merger, or sale of assets to another entity, as defined in the provisions of the Warrant Agreement, at a price to be determined by an independent financial expert selected by the Company. In the event a repurchase event occurs, the difference between the repurchase price and the carrying value of the warrants would be charged to equity. The value ascribed to the warrants of $6,567,000 resulted in additional debt discount, which, together with the debt issue costs are being amortized to interest expense using the effective interest method over the period that the notes are outstanding.

    Effective November 20, 1998, the Company completed an exchange offer of the
13.5 percent senior discount notes that allowed for registration of such notes under the Securities Act of 1933, as amended. $289,000,000 of the original issue notes were tendered for exchange. The registered notes have substantially the same terms and conditions as the unregistered notes, except that the registered notes are not subject to the restrictions on resale or transfer that applied to the unregistered notes.

    During May 1998 the Company entered into a 36-month lease line that provides for $24.5 million in equipment on an operating lease basis. In connection with this lease agreement, the Company issued 574,380 warrants to purchase common stock at a price of $1.85 per share, exercisable immediately.

NOTE 6--STOCKHOLDERS' EQUITY

    The Company was initially capitalized in February 1997 with common stock. In July 1997, the Company was granted authority to issue two classes of stock consisting of up to 17,000,000 shares of Series A preferred stock and 54,635,294 shares of common stock, as adjusted for the November 1998 and March 1999 stock splits, both with a $0.001 par value per share.

    Effective March 6, 1998, the Company amended its Certificate of Incorporation to increase the number of authorized common shares to 54,983,160, as adjusted for the November 1998 and March 1999 stock splits, to decrease the number of authorized preferred shares to 16,944,943, and to designate 12,900,000 of the preferred shares as Series A and 4,044,943 shares as Series B.

    Effective April 28, 1998, the Company amended its Certificate of Incorporation to increase the number of authorized common shares to 59,715,960, as adjusted for the November 1998 and March 1999 stock splits.

    Effective November 4, 1998, the Company completed a two-for-one split of its common stock. The accompanying consolidated financial statements have been restated for all periods presented to reflect the stock split.

    The Company's Series A and Series B preferred stock may be converted, at the option of the holder, into the Company's common stock on a 2.4 to 1 basis, subject to antidilution protection on a broad-based weighted-average basis. The preferred stock will also be automatically converted upon certain closings of registered public offerings of common stock. The holders of the Series A preferred stock are entitled to receive non-cumulative dividends in the amount equal to $0.08 per share per annum and the holders of the Series B preferred stock are entitled to receive non-cumulative dividends of $0.356 per share per annum, as and if declared by the Board of Directors, or an amount equal to that paid on any other outstanding shares of the Company, payable quarterly, as and if declared by the Board of Directors. In the event of a liquidation of the Company, the holders of the Series A and

                          RHYTHMS NETCONNECTIONS INC.

NOTE 6--STOCKHOLDERS' EQUITY (CONTINUED)

Series B preferred stock will be entitled, in preference to the holders of common stock, to an amount equal to $1.00 per share and $4.45 per share, respectively, plus all declared and unpaid dividends. The preferred shares entitle holders to two votes per share, on an "as-converted" basis.

NOTE 7--STOCK OPTIONS

    The Company has established the 1997 Stock Option/Stock Issuance Plan (the "Plan"), which provides for the grant of options to employees, directors and outside consultants for purchase of up to an aggregate of 11,673,530 shares of common stock. The options are immediately exercisable and expire within ten years after the date of grant. Shares acquired upon exercise are subject to repurchase by the Company ratably over a four-year period from the date of grant, at the option of the Company and at the exercise price. The Plan provides for both incentive option and non-statutory option grants and for accelerated vesting in the event of a 50 percent or more change in control of the Company.

    Plan activity is as follows:

                                                                   NUMBER OF   WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                                                    SHARES        FAIR VALUE       EXERCISE PRICE
                                                                  -----------  -----------------  -----------------
    Granted.....................................................    5,801,714      $    0.29          $    0.04
    Exercised...................................................     (320,458)     $    0.29          $    0.04
                                                                  -----------
        Outstanding at December 31, 1997........................    5,481,256      $    0.29          $    0.04

    Granted.....................................................    3,364,680      $    2.62          $    0.84
    Exercised...................................................   (5,560,308)     $    0.30          $    0.04
    Canceled....................................................     (136,348)     $    1.10          $    0.22
                                                                  -----------

        Outstanding at December 31, 1998........................    3,149,280      $    2.73          $    0.89
                                                                  -----------
                                                                  -----------

    The following summarizes the outstanding and exercisable options under the Plan at December 31, 1998:

                                  WEIGHTED
                                   AVERAGE        WEIGHTED                    WEIGHTED
                     NUMBER       REMAINING        AVERAGE       NUMBER        AVERAGE
 EXERCISE PRICE    OUTSTANDING      LIFE       EXERCISE PRICE   EXERCISABLE EXERCISE PRICE
-----------------  -----------  -------------  ---------------  ---------  ---------------
                                     OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                ------------------------------  --------------------------
      $0.04           177,480    9.03 years       $    0.04       177,480     $    0.04
 $0.21 to $0.25     1,591,680    9.42 years       $    0.23     1,591,680     $    0.23
 $1.67 to $1.88     1,380,120    9.83 years       $    1.75     1,380,120     $    1.75

    During 1997 and 1998, all options were granted to employees at less than fair value on the date of grant, resulting in $1,450,000 and $4,908,000, respectively, of deferred compensation recorded as a reduction of stockholders' equity. These amounts are being amortized as a charge to general and administrative expenses over the vesting periods of the applicable options; such amortization totaled $192,000 and $725,000 for the periods ended December 31, 1997 and 1998, respectively.

    An option to purchase 365,094 shares of Series A Preferred Stock at $0.80 per share was granted to an employee during 1997. The Company recorded $73,000 in compensation expense during 1997 related to this grant.

                          RHYTHMS NETCONNECTIONS INC.

NOTE 7--STOCK OPTIONS (CONTINUED)

    Had compensation expense for the Company's Plan and the Preferred Stock option been determined based on the fair value method of accounting for stock-based compensation, the Company's net loss and net loss per share for the periods ended December 31, 1997 and 1998 would have been increased by $11,000 and $60,000 and $0.01 and $0.02 per share, respectively. For purposes of determining this compensation expense, the fair value of each option grant is estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions used for grants during the periods ended December 31, 1997 and 1998, respectively: no dividend yield, risk free interest rates of 5.3 percent and 4.9 percent, respectively, expected volatility of nil, and expected term of four years for common options and six months for the preferred option.

NOTE 8--INCOME TAXES

    As of December 31, 1998, the Company had net operating loss carryforwards of approximately $37,000,000, which are available to offset future taxable income through 2018 for federal taxes and 2005 for state taxes, subject to the limitations of Internal Revenue Code Section 382 relating to changes in ownership of the Company. The deferred tax asset arising from the loss carryforwards has been fully offset by a valuation allowance since it is more likely than not that it will not be realized. The valuation allowance increased by $13,905,000 during 1998, primarily as a result of the additional losses in 1998.

    Components of deferred income taxes are as follows:

                                                         DECEMBER 31, 1997  DECEMBER 31, 1998
                                                         -----------------  -----------------
Deferred tax assets:
  Net operating loss carryforwards.....................     $   908,000      $    14,724,000
  Accrued vacation and other...........................          89,000              178,000
                                                               --------     -----------------
Gross deferred tax asset...............................         997,000           14,902,000
Valuation allowance....................................        (997,000)         (14,902,000)
                                                               --------     -----------------
Net deferred income taxes..............................     $   --           $     --
                                                               --------     -----------------
                                                               --------     -----------------

    The provision for (benefit from) income taxes reconciles to the statutory federal tax rate as follows:

                                                          DECEMBER 31, 1997    DECEMBER 31, 1998
                                                         -------------------  -------------------
Statutory federal tax rate.............................           (34.0)%              (34.0)%
State income tax, net of federal benefit...............            (5.4)                (5.4)
Other..................................................            (1.8)                 0.9
Deferred tax asset valuation allowance.................            41.2                 38.5
                                                                  -----                -----
                                                                 --    %              --    %
                                                                  -----                -----
                                                                  -----                -----

NOTE 9--RELATED PARTY TRANSACTIONS

    The Company's in-house counsel is also a partner in a law firm used externally by the Company. During 1997 and 1998, the Company incurred legal fees and expenses of approximately $92,000 and

                          RHYTHMS NETCONNECTIONS INC.

NOTE 9--RELATED PARTY TRANSACTIONS (CONTINUED)

$1,269,000, respectively, to the external firm, in addition to the salary paid to the in-house counsel. At December 31, 1998, the Company had a balance payable of $372,000 to this entity.

    Two members of the Company's Board of Directors serve as directors to a company that supplies equipment to the Company. The total purchases during 1997 and 1998 from the equipment supplier were approximately $419,000 and $13,005,000, respectively. At December 31, 1998, the Company had a balance payable of $2,451,000 to this entity.

NOTE 10--COMMITMENTS

    The Company leases office space and certain office equipment under non-cancelable operating lease agreements. The leases range in term from 24 months to 60 months and, in certain instances, provide for options to extend. Rent expense under the operating leases for 1997 and 1998 totaled $46,000 and $2,044,000, respectively. Future minimum rental payments under the leases are $11,169,000 in 1999, $11,251,000 in 2000, $9,667,000 in 2001, $1,710,000 in
2002, and $1,190,000 in 2003.

NOTE 11--SUBSEQUENT EVENTS

    Effective March 2, 1999, the Company amended its Certificate of Incorporation to increase the number of authorized common shares to 84,527,584, as adjusted for the November 1998 and March 1999 stock splits, and to authorize 3,731,410 shares of Series C Preferred Stock.

    Effective March 4, 1999, the Company issued 3,731,410 shares of its Series C preferred stock to MCI WorldCom's investment fund at a price of $8.04 per share for total proceeds to the Company of $30,000,000. In connection with this investment, MCI WorldCom also received warrants to purchase up to 720,000 shares of common stock at a price of $6.70 per share. The terms of the transaction also provide for the Company and MCI WorldCom to enter into various business relationships, including MCI WorldCom's commitment to sell 100,000 of the Company's DSL lines over a period of five years, subject to penalties for failure to reach target commitments.

    During January and February 1999, the Company granted options to purchase 1,615,686 shares of common stock pursuant to the Plan. The grant of these options will result in additional deferred compensation in 1999 and compensation expense in 1999 and future years as the options vest.

    On March 19, 1999, the Company completed a six for five split of its common stock. The accompanying consolidated financial statements have been restated for all periods presented to reflect the stock split.

NOTE 12--SUBSEQUENT EVENTS (UNAUDITED)

    On March 16, 1999, the Company issued 3,731,409 shares of its Series C Preferred Stock to Microsoft at a price of $8.04 per share for total proceeds to the Company of $30,000,000. In connection with this investment, Microsoft also received warrants to purchase up to 720,000 shares of common stock at a price of $6.70 per share. The terms of the transaction also provide for the Company and Microsoft to enter into various business relationships.

    The Company has filed a registration statement for a public offering of approximately 9,375,000 shares of common stock.

                          RHYTHMS NETCONNECTIONS INC.

NOTE 12--SUBSEQUENT EVENTS (UNAUDITED) (CONTINUED)

    On March 16, 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan, subject to stockholder approval. The 1999 Stock Incentive Plan is intended to serve as the successor equity incentive program to the 1997 Stock Option/Stock Issuance Plan. An initial reserve of 7,440,000 shares of common stock has been authorized for issuance under the 1999 Stock Incentive Plan. The Company has also initially reserved an additional 1,200,000 shares of common stock for the 1999 Employee Stock Purchase Plan. The 1999 Stock Incentive Plan will become effective upon the effectiveness of the public offering. The 1999 Employee Stock Purchase Plan will become effective upon the execution of an Underwriting Agreement for the public offering.