Form 10-Q
period 1999-03-31
RHYTHMS NET CONNECTIONS INC
filed 1999-05-17
CIK 1065869

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549


                                     ----------


                                     FORM 10-Q



              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999






                         Commission File Number  333-59393


                            RHYTHMS NETCONNECTIONS INC.


State of Incorporation:  Delaware            I.R.S. Employer ID #:  33-0747515


Address:   6933 South Revere Parkway              Telephone #:  (303) 476-4200
           Englewood, Colorado  80112












Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days          Yes   X        No
                                                      -----         -----

As of May 14, 1999, a total of 71,955,625 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

                            RHYTHMS NETCONNECTIONS INC.

                                       PART I
                               FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following are three-month quarterly consolidated financial statements of the Registrant as of and through March 31, 1999.

                          RHYTHMS NETCONNECTIONS INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  (Unaudited)
                                                                                    December 31     March 31
ASSETS:                                                                                1998           1999
                                                                                  -------------  -------------
    Current assets:
       Cash and cash equivalents                                                  $  21,315,000  $  33,752,000
       Short-term investments                                                       115,497,000    115,556,000
       Accounts, loans, and other receivables, net                                    2,376,000      2,470,000
       Inventory                                                                        340,000      1,020,000
       Prepaid expenses and other current assets                                        230,000        147,000
                                                                                  -------------  -------------

          Total current assets                                                      139,758,000    152,945,000
    Equipment and furniture, net                                                     11,510,000     48,912,000
    Collocation fees, net                                                            13,804,000     25,828,000
    Deferred business acquisitions costs, net                                                 -     10,119,000
    Deferred debt issue costs, net                                                    6,304,000      7,386,000
    Other assets                                                                        350,000        357,000
                                                                                  -------------  -------------

                                                                                  $ 171,726,000  $ 245,547,000
                                                                                  -------------  -------------
                                                                                  -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
    Current liabilities:
       Current portion of long-term debt                                          $     333,000  $     333,000
       Accounts payable                                                              10,601,000     29,622,000
       Accrued expenses and other current liabilities                                 2,855,000      3,846,000
                                                                                  -------------  -------------

          Total current liabilities                                                  13,789,000     33,801,000
    Long-term debt                                                                      472,000        361,000
    13.5% senior discount notes, net                                                157,465,000    162,990,000
    Other liabilities                                                                   180,000        217,000
                                                                                  -------------  -------------

          Total liabilities                                                         171,906,000    197,369,000
                                                                                  -------------  -------------

    Mandatorily redeemable Common Stock warrants                                      6,567,000      6,567,000
                                                                                  -------------  -------------

    Stockholders' equity:
       Series A Convertible Preferred Stock, $0.001 par value; 12,900,000 shares authorized in 1998 and 1999; 12,855,094 shares issued
          and outstanding in 1998 and 1999                                               13,000         13,000
       Series B Convertible Preferred Stock, $0.001 par value; 4,044,943 shares authorized in 1998 and 1999; 4,044,943 shares issued
          and outstanding in 1998 and 1999                                                4,000          4,000
       Series C Convertible Preferred Stock, $0.001 par value; no shares authorized in 1998,  7,462,819 shares in 1999; no shares issued
          and outstanding in 1998, 7,462,819 shares in 1999                                   -          7,000
       Common Stock, $0.001 par value; 80,049,892 shares authorized in
          1998, 89,005,274 shares in 1999; 8,042,530 shares issued in
          1998, 9,619,720 shares in 1999                                                  8,000         10,000
       Treasury Stock, at cost; 438,115 shares                                          (18,000)       (18,000)
       Additional paid-in capital                                                    37,212,000    107,543,000
       Warrants                                                                               -      4,714,000
       Deferred compensation                                                         (5,210,000)    (8,007,000)
       Accumulated deficit                                                          (38,756,000)   (62,655,000)
                                                                                  -------------  -------------

          Total stockholders' equity (deficit)                                       (6,747,000)    41,611,000
                                                                                  -------------  -------------

                                                                                  $ 171,726,000  $ 245,547,000
                                                                                  -------------  -------------
                                                                                  -------------  -------------


            The accompanying notes are an integral part of these
                     consolidated financial statements.

                           RHYTHMS NETCONNECTIONS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          (Unaudited)
                                                                                       Three Months Ended
                                                                                  ---------------------------
                                                                                    March 31       March 31
                                                                                      1998           1999
                                                                                  ------------   ------------
REVENUE:
    Service and installation, net                                                 $     10,000   $    660,000
                                                                                  ------------   ------------

OPERATING EXPENSES:
    Network and service costs                                                          198,000      6,138,000
    Selling and marketing                                                              284,000      1,685,000
    General and administrative                                                       2,038,000     12,111,000
    Depreciation and amortization                                                       16,000        782,000
                                                                                  ------------   ------------

       Total operating expenses                                                      2,536,000     20,716,000
                                                                                  ------------   ------------

LOSS FROM OPERATIONS                                                                (2,526,000)   (20,056,000)
                                                                                  ------------   ------------

OTHER INCOME AND EXPENSE:
    Interest  income                                                                   158,000      1,749,000
    Interest expense (including amortized debt discount and issue costs)               (12,000)    (5,627,000)
    Other                                                                                    -         35,000
                                                                                  ------------   ------------

NET LOSS                                                                          $ (2,380,000) $ (23,899,000)
                                                                                  ------------   ------------
                                                                                  ------------   ------------

NET LOSS PER SHARE:
    Basic                                                                         $      (1.10)  $      (5.38)
                                                                                  ------------   ------------
                                                                                  ------------   ------------
    Diluted                                                                       $      (1.10)  $      (5.38)
                                                                                  ------------   ------------
                                                                                  ------------   ------------

SHARES USED IN COMPUTING NET LOSS PER SHARE:
       Basic                                                                         2,161,764      4,440,052
                                                                                  ------------   ------------
                                                                                  ------------   ------------
       Diluted                                                                       2,161,764      4,440,052
                                                                                  ------------   ------------
                                                                                  ------------   ------------


            The accompanying notes are an integral part of these
                     consolidated financial statements.

                                   RHYTHMS NETCONNECTIONS INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                              (Unaudited)
                                                                                                           Three Months Ended
                                                                                                      ----------------------------
                                                                                                        March 31        March 31
                                                                                                          1998            1999
                                                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                         $ (2,380,000)   $(23,899,000)
     Adjustments to reconcile net loss to net cash used for operating activities:
            Depreciation of equipment and furniture                                                         12,000         564,000
            Amortization of collocation fees                                                                 4,000          87,000
            Amortization of deferred business acquisition costs                                                  -         131,000
            Amortization of debt discount and deferred debt issue costs                                          -       5,612,000
            Amortization of deferred compensation                                                           94,000         601,000
            Gain on sale of equipment to leasing company                                                         -         (35,000)
            Changes in assets and liabilities:
                Increase in accounts, loans, and other receivables, net                                   (214,000)        (94,000)
                Increase in inventory                                                                     (226,000)       (680,000)
                Decrease in prepaid expenses and other current assets                                        2,000          83,000
                Decrease (increase) in other assets                                                          4,000          (7,000)
                Increase (decrease) in accounts payable                                                  1,261,000        (869,000)
                Increase (decrease) in accrued expenses and other current liabilities                      (65,000)        991,000
                Increase in other liabilities                                                                    -          37,000
                                                                                                      ------------    ------------

                Net cash used for operating activities                                                  (1,508,000)    (17,478,000)
                                                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                                                                         -     (34,048,000)
     Maturities of short-term investments                                                                        -      33,989,000
     Purchases of equipment and furniture                                                                 (183,000)    (19,796,000)
     Payment of collocation fees                                                                          (475,000)    (12,111,000)
                                                                                                      ------------    ------------

                Net cash used for investing activities                                                    (658,000)    (31,966,000)
                                                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from leasing company for equipment                                                                 -       1,755,000
     Repayments on long-term debt                                                                                -        (111,000)
     Payment of debt issue costs                                                                                 -      (1,169,000)
     Proceeds from issuance of Common Stock                                                                227,000       1,406,000
     Proceeds from issuance of Preferred Stock and Warrants                                             18,292,000      60,000,000
                                                                                                      ------------    ------------

                Net cash provided by financing activities                                               18,519,000      61,881,000
                                                                                                      ------------    ------------

Net increase in cash and cash equivalents                                                               16,353,000      12,437,000
Cash and cash equivalents at beginning of period                                                        10,166,000      21,315,000
                                                                                                      ------------    ------------

Cash and cash equivalents at end of period                                                            $ 26,519,000    $ 33,752,000
                                                                                                      ------------    ------------
                                                                                                      ------------    ------------

Supplemental schedule of cash flow information:
     Cash paid for interest                                                                           $      8,000    $     16,000
                                                                                                      ------------    ------------
                                                                                                      ------------    ------------

Supplemental schedule of non-cash financing activities:
     Equipment purchases payable, to be financed through operating leases                             $  1,576,000    $  9,541,000
                                                                                                      ------------    ------------
                                                                                                      ------------    ------------
     Equipment and furniture purchases payable                                                        $          -    $ 10,349,000
                                                                                                      ------------    ------------
                                                                                                      ------------    ------------
     Intangible business acquisition costs arising from issuance of preferred stock and warrants      $          -    $ 10,250,000
                                                                                                      ------------    ------------
                                                                                                      ------------    ------------

            The accompanying notes are an integral part of these
                     consolidated financial statements.

                           RHYTHMS NETCONNECTIONS INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            Series A Convertible      Series B Convertible    Series C Convertible
                                               Preferred Stock           Preferred Stock         Preferred Stock
                                              $0.001 par value          $0.001 par value        $0.001 par value
                                            ----------------------    ---------------------    --------------------
                                            # Shares      Amount      # Shares     Amount      # SHARES    AMOUNT
                                            -----------   --------    ----------   --------    ----------  --------
Balance at December 31, 1998                 12,855,094    $13,000     4,044,943    $ 4,000             -   $     -

Issuance of Common Stock upon
     exercise of options ($0.04 to $3.33
     per share exercise price) (unaudited)            -          -             -          -             -         -
Issuance of Series C Preferred Stock
      and Warrants for cash ($8.04 per
     share) in March 1999 (unaudited)                 -          -             -          -     7,462,819     7,000
Business relationship value arising
     from issuance of Series C Preferred
     Stock in March 1999 (unaudited)                  -          -             -          -             -         -
Issuance of Warrants to leasing
     company in March 1999 (unaudited)                -          -             -          -             -         -
Deferred compensation from grant of
     options to purchase Common Stock
     (unaudited)                                      -          -             -          -             -         -
Amortization of deferred compensation
     (unaudited)                                      -          -             -          -             -         -
Reversal of deferred compensation
     from cancellation of grants to
     purchase Common Stock
     (unaudited)                                      -          -             -          -             -         -
Net loss through March 31, 1999
      (unaudited)                                     -          -             -          -             -         -
                                            -----------   --------    ----------   --------    ----------  --------

Balance at March 31, 1999 (unaudited)        12,855,094    $13,000     4,044,943    $ 4,000     7,462,819   $ 7,000
                                            -----------   --------    ----------   --------    ----------  --------
                                            -----------   --------    ----------   --------    ----------  --------





                                                Common Stock           Treasury Stock
                                             $0.001 par value              at cost            Additional
                                            --------------------     --------------------      Paid-In
                                            # Shares     Amount      # Shares   Amount         Capital         Warrants
                                            ----------   --------    --------  ----------   --------------    -----------
Balance at December 31, 1998                 8,042,530    $ 8,000     438,115  $ (18,000)     $ 37,212,000     $        -

Issuance of Common Stock upon
     exercise of options ($0.04 to $3.33
     per share exercise price) (unaudited)   1,577,190      2,000           -          -         1,404,000              -
Issuance of Series C Preferred Stock
      and Warrants for cash ($8.04 per
     share) in March 1999 (unaudited)                -          -           -          -        55,529,000      4,464,000
Business relationship value arising
     from issuance of Series C Preferred
     Stock in March 1999 (unaudited)                 -          -           -          -        10,000,000              -
Issuance of Warrants to leasing
     company in March 1999 (unaudited)               -          -           -          -                 -        250,000
Deferred compensation from grant of
     options to purchase Common Stock
     (unaudited)                                     -          -           -          -         3,897,000              -
Amortization of deferred compensation
     (unaudited)                                     -          -           -          -                 -              -
Reversal of deferred compensation
     from cancellation of grants to
     purchase Common Stock
     (unaudited)                                     -          -           -          -          (499,000)             -
Net loss through March 31, 1999
      (unaudited)                                    -          -           -          -                 -              -
                                            ----------   --------    --------  ----------   --------------    -----------

Balance at March 31, 1999 (unaudited)        9,619,720    $10,000     438,115  $ (18,000)    $ 107,543,000     $4,714,000
                                            ----------   --------    --------  ----------   --------------    -----------
                                            ----------   --------    --------  ----------   --------------    -----------




                                                                                  Total
                                               Deferred       Accumulated      Stockholders'
                                             Compensation       Deficit          Equity
                                            -------------     -------------    ------------
Balance at December 31, 1998                 $ (5,210,000)    $(38,756,000)   $ (6,747,000)

Issuance of Common Stock upon
     exercise of options ($0.04 to $3.33
     per share exercise price) (unaudited)              -                -       1,406,000
Issuance of Series C Preferred Stock
      and Warrants for cash ($8.04 per
     share) in March 1999 (unaudited)                   -                -      60,000,000
Business relationship value arising
     from issuance of Series C Preferred
     Stock in March 1999 (unaudited)                    -                -      10,000,000
Issuance of Warrants to leasing
     company in March 1999 (unaudited)                  -                -         250,000
Deferred compensation from grant of
     options to purchase Common Stock
     (unaudited)                               (3,897,000)               -               -
Amortization of deferred compensation
     (unaudited)                                  601,000                -         601,000
Reversal of deferred compensation
     from cancellation of grants to
     purchase Common Stock
     (unaudited)                                  499,000                -               -
Net loss through March 31, 1999
      (unaudited)                                       -      (23,899,000)    (23,899,000)
                                            -------------     -------------    ------------

Balance at March 31, 1999 (unaudited)        $ (8,007,000)    $(62,655,000)   $ 41,611,000
                                            -------------     -------------    ------------
                                            -------------     -------------    ------------


            The accompanying notes are an integral part of these
                     consolidated financial statements.

                            RHYTHMS NETCONNECTIONS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION:

THE COMPANY: RHYTHMS NetConnections Inc. (the "Company"), a Delaware corporation, was organized under the name Accelerated Connections Inc. in February 1997. The Company's name was changed to RHYTHMS NetConnections Inc. in August 1997. The Company is in the business of providing high-speed data communications services on an end-to-end basis to business customers and end users. The Company began service trials in the San Diego, California, market in December 1997 and began commercial operations in San Diego effective April 1, 1998.

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

INTERIM RESULTS (UNAUDITED): The accompanying consolidated financial statements (unaudited), which include the transactions and balances of Rhythms NetConnections Inc. and its wholly owned subsidiaries ACI Corp and ACI Corp.-Virginia, have been prepared in accordance with generally accepted accounting principles for interim financial information and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring accruals, that are necessary for the fair statement of results for the unaudited interim periods. The data disclosed in these notes to consolidated financial statements is also unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement date, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the interim period are not necessarily indicative of the results to be expected for a full fiscal year or for any future periods. All material intercompany transactions and balances have been eliminated.

NOTE 2 - NET LOSS PER SHARE:

Basic earnings per share ("EPS") is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period in addition to the weighted average number of common stock equivalents outstanding for the period. Shares subject to repurchase by the Company are considered Common Stock equivalents for purposes of this calculation. Shares issuable upon conversion of Preferred Stock, upon the exercise of outstanding stock options and warrants, and shares subject to repurchase by the Company totaling 61,281,828 and 46,325,054 at March 31, 1999 and 1998, respectively, have been excluded from the computation since their effect would be antidilutive.

NOTE 3 - STOCKHOLDERS' EQUITY:

During the first quarter of 1999, the Company granted options to employees to purchase a total 2,886,616 shares of Common Stock pursuant to its Stock Option/Stock Issuance Plan. During this same time, employees exercised previously granted options to purchase a total of 1,577,190 shares of Common Stock for total proceeds to the Company of $1,406,000.

Effective March 2, 1999, the Company amended its Certificate of Incorporation to increase the number of authorized Common shares to 84,527,584 and to authorize 3,731,410 shares of Series C Preferred Stock.

On March 4, 1999, the Company issued Series C Preferred Stock and Warrants to MCI WorldCom's investment fund for $30,000,000. A total of 3,731,410 shares of Series C Preferred Stock and Warrants to purchase 720,000 shares of Common Stock at a price of $6.70 per share were issued in this transaction. Of the proceeds received, the Company allocated $29,496,000 to the Preferred Stock and $504,000 to the Warrants. The terms of the transaction also provide for the Company and MCI WorldCom to enter into various business relationships, including MCI WorldCom's commitment to sell 100,000 of the Company's DSL lines over a period of five years, subject to penalties for failure to reach target commitments.

Effective March 15, 1999, the Company amended its Certificate of
Incorporation to increase the number of authorized Common shares to 74,171,062 and to authroize an additional 3,731,409 shares of Series C Preferred Stock.

On March 16, 1999, the Company issued Series C Preferred Stock and Warrants to Microsoft Corporation for $30,000,000. A total of 3,731,409 shares of Series C Preferred Stock and Warrants to purchase 720,000 shares of Common Stock at a price of $6.70 per share were issued in this transaction. Of the proceeds received, the Company allocated $26,544,000 to the Preferred Stock and $3,456,000 to the Warrants. The terms of the transaction also provide for the Company and Microsoft to enter into various business relationships. In connection with these business relationships, the Company capitalized $10,000,000 in business acquisition costs that will be amortized to operating expense over a three-year period beginning March 1999.

On March 16, 1999 the Company's Board of Directors approved the 1999 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan, each plan subject to shareholder approval. The 1999 Stock Incentive Plan serves as the successor equity incentive program to the 1997 Stock Option/Stock Issuance Plan and became effective April 6, 1999. An initial reserve of 8,161,944 shares of Common Stock has been authorized for issuance under the 1999 Stock Incentive Plan. The 1999 Employee Stock Purchase Plan has an initial reserve of 1,200,000 shares of Common Stock and became effective April 6, 1999.

Effective March 19, 1999, the Company completed a six-for-five split of its Common Stock. The accompanying consolidated financial statements have been restated for all periods presented to reflect the stock split.

On March 31, 1999, the Company entered into a 36-month lease line that provides for $24,000,000 in equipment on an operating lease basis. In connection with this lease agreement, the Company issued 45,498 Warrants to purchase Common Stock at a price of $10.55 per share, exercisable immediately. The value of these Warrants, estimated to be $250,000, is being amortized over the life of the lease.

NOTE 4 - SUBSEQUENT EVENTS:

Effective April 5, 1999, the Company restated its Certificate of Incorporation to increase the number of authorized Common shares to 81,000,000, to authorize an additional 932,836 shares of Series C Preferred Stock, to authorize 441,176 shares of Series D Preferred Stock, and to designate 1,000,000 shares as Series 1 Junior Participating Preferred Stock.

On April 6, 1999, the Company issued 932,836 shares of its Series C Preferred Stock at a price of $8.04 per share and 441,176 shares of its Series D Preferred Stock at a price of $17.00 per share to a wholly owned subsidiary of Qwest Communications Corporation for total proceeds of $15,000,000. In connections with this investment, Qwest also received warrants to purchase 180,000 shares of Common Stock at a price of $6.70 per share and MCI WorldCom received an additional warrant to purchase 136,996 shares of Common Stock at a price of $21.00 per share. In accordance with provisions of the agreement underlying this investment, the Company and Qwest have entered into certain business relationships. Although a value has not been finalized for this business relationship, the Company estimates that approximately $10,500,000 will be capitalized with respect to the relationship and that the amount capitalized with be amortized to operating expense over a five-year period.

On April 5, 1999, the Company entered into a 36-month lease line that provides for $20,000,000 in equipment on an operating lease basis. In connection with this lease agreement, the Company issued 75,000 warrants to purchase Common Stock at a price of $10.55 per share, exercisable immediately.

Effective April 12, the Company restated its Certificate of Incorporation to increase the number of authorized Common shares to 250,000,000 and to decrease the number of authorized Preferred Shares to 5,000,000.

Effective April 12, 1999, the Company completed an initial public offering of its Common Stock. A total of 10,781,250 shares were issued at $21.00 per share; net proceeds to the Company were approximately $211,407,000, after payment of underwriting fees but before payment of related issue expenses. Upon completion of the offering, all classes of Preferred Stock automatically converted to Common Stock, resulting in an additional 51,076,051 shares of Common Stock being issued and a resulting zero shares of Preferred Stock being issued and outstanding.

On April 23, 1999, the Company issued 12.75 percent Senior Notes due 2009 in the principal amount of $325,000,000, due at maturity. Cash proceeds from the issuance, after payment of underwriting fees but before payment of related issue expenses, were $315,250,000. Of these proceeds, approximately $113,675,000 was used to purchase a portfolio of U.S. government securities and will be used for the first three years' interest payments.

                            RHYTHMS NETCONNECTIONS INC.

                                       PART I
                         FINANCIAL INFORMATION (CONTINUED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on the consolidated financial statements of Rhythms NetConnections Inc. (the "Company" or "Rhythms") and the notes thereto and should be read in conjunction with such consolidated financial statements and related notes thereto presented previously. Certain statements set forth below constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Risks and Uncertainties" below. The Company disclaims any obligation to update information contained in any forward-looking statement.

RESULTS OF OPERATIONS:


During the first three months of fiscal year 1999, we continued the development of our business operations, entering one new market, adding 155 central office locations, and adding service to approximately 735 DSL lines. In accordance with our plan to rapidly expand our infrastructure and network services, we intend to offer service in an additional 22 markets by the end of this year and a further 17 markets by the end of year 2000.

During the first quarter of 1999, we received $60.0 million from selling
Series C Preferred Stock and Warrants. Also during the first quarter, we entered into a 36-month lease line that provides for an additional $24.0 million in equipment leasing.

THREE MONTHS ENDED MARCH 31, 1999

During the first quarter of 1999, we continued the development of our business operations in our existing markets and additionally commenced service in Philadelphia. We recorded $660,000 in revenues during the quarter, compared to $10,000 in the same quarter of 1998, which comprise primarily DSL service and installation charges, net of discounts given to customers upon service establishment. Network service costs for the quarter also reflect the increases in commercial service and include customer installation costs, line and backbone expenses, the cost of customer premise equipment, equipment operating leases, and repair and support costs. Since we did not offer commercial services until April 1, 1998, revenues and network service costs for the first quarter of 1998 were minimal.

Our selling, general, and administrative expenses for the quarter were $13.8 million. These expenses reflect our continuing increase in staffing levels, increased marketing efforts coinciding with the launch of commercial services, and increased legal fees associated with development of additional markets.

We recorded depreciation and amortization of $782,000 during the quarter, a significant increase over the $16,000 recorded for the same period in 1998. This increase is primarily attributable depreciation on our operating equipment, which we began to use commercially on April 1, 1998.

During the first quarter of 1999, we recorded interest income of $1.7 million, which was generated from our invested cash balances. These investment balances include the proceeds from the issuance of the Series C Preferred Stock and Warrants during the quarter in the amount of $60.0 million. We recorded $5.5 million in amortized debt discount during the quarter, which arose from issuing our 13.5 percent Senior Discount Notes in May 1998.

We continue to be in a net operating loss tax position through March 31, 1999; consequently, we have not recorded a provision for income taxes through the first quarter.

CHANGES IN FINANCIAL POSITION:

We had $136.8 million in cash and investments at the beginning of our first quarter 1999. During the quarter, we received $60.0 million from selling Series C Preferred Stock and Warrants and we received $3.2 million from the sale of Common Stock and the sale/leaseback of operating equipment. Of our available cash and investments, we used approximately $50.7 million for operations and capital purchases during the quarter, leaving $149.3 million in cash and investments at the end of the quarter. Also during the first quarter, we entered into a 36-month lease line that provides for an additional $24.0 million in equipment leasing, which we will begin utilizing during the second quarter.

As discussed above in "Results of Operations," the Company continued its market build-out and development efforts. The result on financial condition was increased operating losses, increased accounts payable and accrued expenses, increased collocation expenditures, and smaller increases in accounts receivable, inventory, and other assets.

LIQUIDITY AND CAPITAL RESOURCES:

The development and expansion of our business requires significant capital expenditures. These capital expenditures primarily include build-out costs such as the procurement, design, and construction of our connections points and one or two metro service center locations in each market, as well as other costs that support our network design.

The number of targeted central offices in each market varies, as does the average capital cost to build our connection points in the given market. Capital expenditures, including payments for collocation fees, were $42.3 million during the first quarter of 1999. We expect our capital expenditures to be substantially higher in future periods, arising primarily from payments of collocation fees and the purchase of infrastructure equipment necessary for the development and expansion of our network.

Our capital requirements may vary based upon the timing and success of our rollout and as a result of regulatory, technological, and competitive developments or if

       - demand for our services or our anticipated cash flow from operations is less or more than expected;

       -  our development plans or projections change or prove to be inaccurate;

       -  we engage in any acquisitions; or

       - we accelerate deployment of our network services or otherwise alter the schedule or targets of our rollout plan.

Since our primary activities since inception have focused on building our network and building a customer base, we have operated at a loss since inception. We intend to continue to expand our operations at a rapid pace and expect to continue to operate at a loss for the foreseeable future. The nature of expenses contributing to our future losses will include network and service costs in existing and new markets; legal, marketing, and selling expenses as we enter each new market; payroll-related expenses as we continue to add employees; general overhead to support the operational increases; and interest expense arising from financing our expenditures.

We have not paid any dividends to our shareholders and will not pay dividends for the foreseeable future. Our senior discount notes contain covenants that restrict our ability to make certain payments, including dividend payments.

Through March 31, 1999, we have financed our operations and market build-outs primarily through the issuance of senior discount notes in May 1998 for $144.0 million in net proceeds and the private placements of equity totaling $90.8 million, of which we received $60.0 million during the first quarter of 1999. We have also utilized operating leases totaling $26.5 million for the acquisition of a large portion of our operating equipment. As of March 31, 1999, we had $149.3 million in cash and investments and we had an accumulated deficit of $62.7 million.

Subsequent to the end of the first quarter we completed several significant financings. On April 6, 1999, we received $15.0 million from the private placement of preferred stock and warrants. On April 12, 1999, we completed our initial public offering of common stock, from which we received $211.4 million in net proceeds. Effective April 23, 1999, we issued senior notes and received $315.2 million in net proceeds, of which $113.7 million is restricted and may be used to pay interest on the notes only. We additionally entered into a 36-month lease line that provides for $20.0 million in equipment on an operating lease basis.

We believe that our existing cash and investment balances as of March 31, 1999, together with the net proceeds from the April 1999 financing activities and the anticipated future revenue generated from operations, will be sufficient to fund our operating losses, capital expenditures, lease payments, and interest payments through approximately June 2001. We expect our operating losses and capital expenditures to increase substantially in the near-term, primarily due to our network expansion. We expect that additional financing will be required in the future. We may attempt to raise financing through some combination of commercial bank borrowings, leasing, vendor financings, or the private or public sale of equity or debt securities. Future equity or debt financings may not be available to us at all, or, if available, may not be on favorable terms. If we are unable to obtain financing in the future, we will continue the expansion of our operations on a reduced scale based on our existing capital resources.

IMPACT OF THE YEAR 2000 ISSUE:

Many computer programs have been written using two digits rather than four to define the applicable year. This poses a problem at the end of the century because these computer programs may recognize a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 issue." We have formulated and, to a large extent, effected a plan to address our Year 2000 issues. Our Year 2000 plan applies to two areas: internal business systems and compliance by external customers and providers. We have completed our Year 2000 compliance testing for all of our internal systems and believe that they are Year 2000 compliant. Because we are a young company, we believe we have been able to build our business systems with the Year 2000 issue in mind in a more effective manner than many older companies. Therefore, there have been few Year 2000 changes required to our existing systems and applications. We have substantially completed a compliance check of our external customers and providers, except for the incumbent carriers. Based on responses from these third parties, other than the incumbent carriers, we believe that they will not experience Year 2000 problems that would materially and adversely affect our business. We have not been able to conduct a compliance check of incumbent carriers nor assess the incumbent carriers' Year 2000 compliance. To the extent that one or more incumbent carriers or other third parties experience Year 2000 problems, our network and services could be adversely affected. Furthermore, the purchasing patterns of our customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for our services. Any of these developments could have a material and adverse effect on our business, prospects, operating results and ability to repay our debt, including the notes. We have not fully determined the risks associated with the reasonably worst-case scenario and have not formulated a contingency plan to address Year 2000 issues. We do not expect to have a specific contingency plan in place in the future.

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

   -   attract and retain customers;

   - successfully develop relationships and activities with our partners and distributors, including MCI WorldCom, Microsoft, Qwest and Cisco;

   -   continue to attract, retain and motivate qualified personnel;

   - accurately assess potential markets and effectively respond to competitive developments;

   - continue to develop and integrate our operational support system and other back office systems;

   -   obtain any required governmental authorizations;

   -   comply with evolving governmental regulatory requirements;

   -   increase awareness of our services;

   -   continue to upgrade our technologies; and

   -   effectively manage our expanding operations.

       We may not be successful in addressing these and other risks, and our failure to address risks would materially and adversely affect our business, prospects, operating results and financial condition.

       WE CANNOT PREDICT OUR SUCCESS BECAUSE OUR BUSINESS MODEL IS UNPROVEN

       We have not validated our business model and strategy in the market. We believe that the combination of our unproven business model and the highly competitive and fast changing market in which we compete makes it impossible to predict the extent to which our network service will achieve market acceptance and our overall success. To be successful, we must develop and market network services that are widely accepted by businesses at profitable prices. We may never be able to deploy our network as planned, achieve significant market acceptance, favorable operating results or profitability or generate sufficient cash flow to repay our debt. Of the 9,800 lines that we have committed to deliver to date, we committed approximately 8,700 to only two customers. None of our enterprise customers has rolled out our services broadly to its employees, and we cannot be certain when or if these rollouts will occur. We will not receive significant revenue from our large customers unless these rollouts occur. Any continued or ongoing failure for any reason of enterprise customers to roll out our services, failure to validate our business model in the market, including failure to build out our network, achieve widespread market acceptance or sustain desired pricing would materially and adversely affect our business, prospects, operating results and financial condition.

       WE EXPECT OUR LOSSES TO CONTINUE

       We have incurred losses and experienced negative operating cash flow for each month since our formation. As of March 31, 1999, we had an accumulated deficit of approximately $62.7 million. We intend to rapidly and substantially increase our expenditures and operating expenses in an effort to expand our network services. We expect to have annual interest and amortization expense relating to our senior discount notes issued in May 1998 and our senior notes issued in April 1999 of approximately $52.2 million in 1999 and increasing to $80.6 million in 2003. In addition, we may incur more debt in the future. Furthermore, as a result of recent preferred stock issuances and stock option grants, we anticipate that there will be significant charges to earnings in future periods. As a result of these factors, we expect to incur substantial operating and net losses and negative operating cash flow for the foreseeable future. We will need to obtain additional financing to pay our expenses and to make payments on our debt.
We cannot give you any assurance about whether or when we will have sufficient revenues to satisfy our funding requirements or pay our debt service obligations.

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

   - the success of our relationships with our partners and distributors, including MCI WorldCom, Microsoft, Qwest and Cisco;

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

       For these and other reasons, our sales cycle for enterprise customers lasts at least six months. During this lengthy sales cycle, we will incur significant expenses in advance of the receipt of revenues. If sales that we forecast for a particular period do not occur because of our lengthy sales cycle, this event could materially and adversely affect our business, prospects, operating results and financial condition.

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

       WE DEPEND ON THIRD PARTIES, PARTICULARLY MCI WORLDCOM, MICROSOFT, QWEST AND CISCO, FOR THE MARKETING AND SALES OF OUR NETWORK SERVICES

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

       We expect to rely particularly on the sales and marketing efforts of our strategic partners, including MCI WorldCom, Microsoft, Cisco and Qwest. While our agreement with MCI WorldCom calls for it to sell 100,000 DSL lines, the agreement also enables MCI WorldCom to terminate the agreement under certain circumstances and to receive offsets and credits under other circumstances. Therefore, MCI WorldCom might sell significantly fewer than 100,000 DSL lines, or we might receive significantly lower revenues than we otherwise would.

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

       Many of these competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of our service offerings. Some of the technologies used by these competitors for local access connections include integrated services digital network (ISDN), DSL, wireless data and cable modems. Some of the competitive factors in our markets include transmission speed, reliability of service, breadth of service availability, price performance, network security, ease of access and use, content bundling, customer support, brand recognition, operating experience, capital availability and exclusive contracts. We believe that we compare unfavorably with many of our competitors with regard to, among other things, brand recognition, existing relationships with end users, available pricing discounts, central office access, capital availability and exclusive contracts. Substantially all of our competitors and potential competitors have substantially greater resources than us. We may not be able to compete effectively in our target markets. Our failure to compete effectively would have a material and adverse effect on our business, prospects, operating results and financial condition. Please see "Management's Discussion and Analysis of Financial Condition and Results of Options--Liquidity and Capital Resources."

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

       WE WILL NEED SIGNIFICANT ADDITIONAL FUNDS, WHICH WE MAY NOT BE ABLE TO OBTAIN

       The expansion and development of our business will require significant additional capital. We intend to seek substantial additional financing in the future to fund the growth of our operations, including funding the significant capital expenditures and working capital requirements necessary for us to provide service in our targeted markets. We believe that our current capital resources will be sufficient to fund our aggregate capital expenditures and working capital requirements, including operating losses, approximately until June 2001. We will not have completed our network rollout by this date and will need additional capital, whether or not our estimate on how long current capital resources will last is accurate. In addition, our actual funding requirements may differ materially if our assumptions underlying this estimate turn out to be incorrect. Therefore, you should consider our estimate in light of the following facts:

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

       We may be unable to obtain any future equity or debt financing on acceptable terms or at all. Recently the financial markets have experienced extreme price fluctuations. A market downturn or general market uncertainty may adversely affect our ability to secure additional financing. The indentures that govern our senior discount notes issued in May 1998 and our senior notes issued in April 1999 restrict our ability to obtain additional debt financing. Any future borrowing instruments, such as credit facilities and lease agreements, are likely to contain similar or more restrictive covenants and could require us to pledge assets as security for the borrowings. If we are unable to obtain additional capital or are required to obtain it on terms less satisfactory than what we desire, we will need to delay deployment of our network services or take other actions that could adversely affect our business, prospects, operating results and financial condition. If we are unable to generate sufficient cash flow or obtain funds necessary to meet required payments of our debt, then we will be in default on our debt instruments. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

       OUR SUBSTANTIAL DEBT CREATES FINANCIAL AND OPERATING RISK

       We are highly leveraged, and we intend to seek additional debt funding in the future. As of March 31, 1999, we had approximately $163.7 million of outstanding debt, and our debt made up 77.3% of our capitalization. During April 1999, we issued an additional $325 million in debt. We are not generating any meaningful revenue to fund our operations or to repay our debt. Our substantial leverage poses the risks that:

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

       WE MAY BE UNABLE TO SATISFY, OR MAY BE ADVERSELY CONSTRAINED BY, THE COVENANTS IN OUR EXISTING DEBT SECURITIES

       The indentures for our senior discount notes issued in May 1998 and our senior notes issued in April 1999 impose significant restrictions on how we can conduct our business. For example, the restrictions prohibit or limit our ability to incur additional debt, make dividend payments and engage in certain business activities. The restrictions may materially and adversely affect our ability to finance future operations or capital needs or conduct additional business activities. Any future senior debt that we may incur will likely impose additional restrictions on us. If we fail to comply with any existing or future restrictions, we could default under the terms of the applicable debt and be unable to meet our debt obligations. If we default, the holders of the applicable debt could demand that we pay the debt, including interest, immediately. We may be unable to make the required payments or raise sufficient funds from alternative sources to make the payments. Even if additional financing is available in the event that we default, it may not be on acceptable terms.

       OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWN A SIGNIFICANT PERCENTAGE OF OUR COMPANY, AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR COMPANY

       Our executive officers and directors and principal stockholders together beneficially own over 81% of the total voting power of our company. Accordingly, these stockholders will be able to determine the composition of our Board of Directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

       THE TERMS OF OUR EXISTING DEBT MAY LIMIT OUR ABILITY TO ENTER INTO A CHANGE OF CONTROL TRANSACTION

       The indentures governing our senior discount notes issued in May 1998 and our senior notes issued in April 1999 require us to offer to repurchase all such notes for 101% of their principal amount or accreted value, plus any accrued interest due, within 30 days after a change of control. We might not have sufficient funds available at the time of any change of control to make any required payment, as well as any payment that may be required pursuant to any other outstanding indebtedness at the time, including our indebtedness to equipment financing lenders. These covenants may also deter third parties from entering into a change of control transaction with us. Furthermore, following the occurrence of certain change-of-control events, we must offer to repurchase for cash all of the outstanding warrants issued in connection with our senior discount notes issued in May 1998.

                             RHYTHMS NETCONNECTIONS INC.

                                       PART II
                                  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

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

In addition, on March 12, 1999, our subsidiary ACI Corp. filed a complaint with the Oregon Public Utilities Commission (the "Oregon PUC") against U S West Communications regarding collocation matters. ACI has requested the Oregon PUC to intervene in an on-going dispute between ACI and U S West Communications regarding ACI's ability to collocate in three central offices located in Portland, Oregon pursuant to Section 251(c)(6) of the 1996 Telecommunications Act. ACI has requested that the Oregon PUC make a determination that U S West Communications can, in fact, accommodate ACI's requests for collocation and, if such a determination is made, that the Oregon PUC immediately order U S West Communications to make space available to ACI on the terms and conditions set forth in the existing interconnection agreement between the companies. ACI has also sought monetary damages in an amount to be proven at a hearing to compensate for ACI's economic losses. No hearing date or schedule has yet been set for this proceeding.

On February 18, 1999, we filed a complaint for declaratory relief in San Diego County Superior Court (North County) against Thomas R. Lafleur. Mr. Lafleur was a former employee who resigned and/or was terminated in 1998. After he left, we sent him a check for the repurchase or buy-back of his unvested shares; Mr. Lafleur refused to cash this check. The declaratory relief action is to determine that his shares were unvested and thus properly repurchased. On or about March 26, 1999, Mr. Lafleur filed an answer to the complaint and also filed a cross-complaint against us for fraud, breach of the covenant of good faith and fair dealing, conspiracy to inflict emotional distress, intentional infliction of emotional distress, conversion and declaratory relief. The cross-complaint seeks compensatory and punitive damages according to proof, and 438,115 shares of common stock. Mr. Lafleur alleges in his cross-complaint that since we failed to purchase his shares within 60 days following his termination, the terms of his stock purchase agreement prevent us from repurchasing his shares. We intend to vigorously defend against such cross-claims, and have filed a demurrer to the cross-complaint. We are currently accounting for these 438,115 shares as treasury stock.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       (c) The Registrant issued the following unregistered securities during the quarter ended March 31, 1999:

               (1) In March 1999 the Registrant issued to MCI WorldCom Venture Fund, Inc. and to Microsoft Corporation 3,731,410 and
       3,731,409 shares of Series C preferred stock, respectively, and issued to each of them a warrant to purchase 720,000 shares of common stock for an aggregate purchase price of $60.0 million.

               (2) In March 1999 the Registrant issued to GATX Capital Corporation, warrants to purchase an aggregate of 45,498 shares of common stock with an exercise price per share of $10.55 in connection with an equipment lease financing.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No defaults upon senior securities occurred during the quarter ended March 31, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during the quarter ended March 31, 1999. All share numbers are on an as-converted to common stock basis and give effect to the 6-for-5 forward stock split effected in March 1999.

       (1) Effective February 26, 1999, the stockholders approved by written consent an amendment to the Registrant's certificate of incorporation to, among other things, (i) set the conversion price of the Series A and Series B Preferred Stock at their respective purchase prices as of the date of an amendment to the Restated Certificate of Incorporation and
       (ii) exclude from the definition of "Additional Stock" (with respect to antidilution adjustments) the shares of securities issued or issuable upon exercise of warrants issued in connection with a contemplated and any future private placements pursuant to Rule 144A of the Securities
       Act of 1933, as amended. A total of 39,328,313 shares were voted in favor of this written consent. Votes were not received with respect to the remaining 9,780,826 shares then outstanding.

       (2) In connection with the sale of Series C preferred stock and a warrant to purchase shares of common stock to MCI WorldCom, the stockholders approved by written consent, effective March 1, 1999, a restatement of the Registrant's certificate of incorporation to, among other things, (i) authorize additional shares of preferred stock, (ii) designate shares of Series C preferred stock and (iii) provide for the rights, preferences and privileges of the Series C preferred stock. A total of 37,849,193 shares were voted in favor of this written consent. Votes were not received with respect to the remaining 11,259,946 shares then outstanding.

       (3) In connection with the sale of Series C preferred stock and a warrant to purchase shares of common stock to Microsoft Corporation, the stockholders approved by written consent, effective March 12, 1999, a restatement of the Registrant's certificate of incorporation to, among other things, (i) authorize additional shares of preferred stock and
       (ii) designate shares of Series C preferred stock. A total of 42,326,885 shares were voted in favor of this written consent. Votes were not received with respect to the remaining 11,259,946 shares then outstanding.

       (4) Effective March 16, 1999, the stockholders approved by written consent the adoption of the Registrant's 1999 Stock Incentive Plan and the reservation of 7,440,000 shares of common stock for issuance under such plan. The stockholders also approved an automatic annual increase in the number of shares reserved under such plan in an amount equal to two percent (2%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding year, provided that no such annual increase shall exceed 1,440,000 shares. The stockholders also approved the adoption of the Registrant's 1999 Employee Stock Purchase Plan and the reservation of 1,200,000 shares of common stock for issuance under such plan, with an automatic annual increase in such number of reserved shares in an amount equal to one percent (1%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding year, provided that no such annual increase shall exceed 780,000 shares. A total of 42,566,885 shares were voted in favor of this written consent. Votes were not received with respect to the remaining 16,124,727 shares then outstanding.

       (5) Effective March 17, 1999, the stockholders approved by written consent an amendment to the Registrant's certificate of incorporation to effect a 6-for-5 forward stock split. A total of 42,566,885 shares were voted in favor of this written consent. Votes were not received with respect to the remaining 16,124,727 shares then outstanding.

       (6) Effective March 25, 1999, the stockholders approved by written consent an amendment to the Registrant's bylaws to (i) implement a staggered system of electing directors, pursuant to which the directors were classified into three classes, with terms of offices of the first, second and third classes of directors to expire in 2000, 2001 and 2002, respectively, and with directors elected to each respective class thereafter to serve three-year terms and (ii) to amend the provision relating to the determination of the size of the board of directors such that, within the range proscribed (between 7 and 10 directors and initially set at 8), the size of the board can be fixed by resolution of 66-2/3% of the directors then in office or by the vote of 66-2/3% of the stockholders at the annual meeting of stockholders. A total of 48,196,579 shares were voted in favor of this written consent. Votes were not received with respect to the remaining 10,495,033 shares then outstanding.

       (7) Effective March 26, 1999, the stockholders approved by written consent the form of Restated Certificate of Incorporation and form of Restated Bylaws to become effective immediately prior to the closing of the Registrant's initial public offering (which was consummated on April 12, 1999). A total of 48,196,576 shares were voted in favor of this written consent. Votes were not received with respect to the remaining 10,932,616 shares then outstanding.

       (8) Effective March 27, 1999, the stockholders approved by written consent an amendment to the Registrant's 1997 Stock Option/Stock Issuance Plan to increase the authorized number of shares for issuance under such plan by 500,000. The stockholders also approved an increase in the number of shares of common stock to be available for issuance under the Restated Certificate of Incorporation to become effective immediately prior to the closing of the Registrant's initial public offering (which was consummated on April 12, 1999). A total of 47,044,576 shares were voted in favor of this written consent. Votes were not received with respect to the remaining 12,084,616 shares then outstanding.

       (9) In connection with the sale of Series C preferred stock, Series D preferred stock and a warrant to purchase shares of common stock to Qwest Communications Corporation, the stockholders approved by written consent, effective March 31, 1999, a restatement of the Registrant's certificate of incorporation to, among other things, (i) authorize additional shares of preferred stock, (ii) authorize additional shares of Series C preferred stock (iii) designate shares of Series D preferred stock and (iv) provide for the rights, preferences and privileges of the Series D preferred stock. A total of 47,044,576 shares were voted in favor of this written consent. Votes were not received with respect to the remaining 12,090,616 shares then outstanding.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits:

               27.1   Financial Data Schedule


       (b)     Reports on Form 8-K:

               There have been no reports on Form 8-K filed during the quarter ended March 31, 1999.

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

May 17, 1999