Form 10-Q
period 1999-06-30
RHYTHMS NET CONNECTIONS INC
filed 1999-08-11
CIK 1065869

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 --------------


                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999






                        Commission File Number 333-59393


                           RHYTHMS NetConnections INC.


State of Incorporation:  Delaware              I.R.S. Employer ID #:  33-0747515


Address:    6933 South Revere Parkway               Telephone #:  (303) 476-4200
            Englewood, Colorado  80112-3931








Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes        No   X
                                                -----     -----

As of August 10, a total of 72,981,667 shares of the Registrant's common stock, $0.001 par value, were issued and outstanding.

                           RHYTHMS NetConnections INC.

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

The following are three-month second quarter and six-month year-to-date, as applicable, consolidated financial statements of the Registrant as of and through June 30, 1999.

                           RHYTHMS NetConnections INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                              (Unaudited)
                                                                                            December 31         June 30
ASSETS:                                                                                         1998              1999
                                                                                            ------------     -------------
     Current assets:
         Cash and cash equivalents                                                          $ 21,315,000     $ 297,183,000
         Short-term investments                                                              115,497,000       218,842,000
         Restricted cash                                                                               -        34,963,000
         Accounts, loans, interest, and other receivables, net                                 2,376,000         6,541,000
         Inventory                                                                               340,000         1,417,000
         Prepaid expenses and other current assets                                               230,000           628,000
                                                                                            ------------     -------------

         Total current assets                                                                139,758,000       559,574,000

     Equipment and furniture, net                                                             11,510,000        73,243,000
     Collocation fees, net                                                                    13,804,000        39,690,000
     Restricted cash                                                                                   -        78,248,000
     Deferred business acquisition costs, net                                                          -        21,388,000
     Deferred debt issue costs, net                                                            6,304,000        16,514,000
     Other assets                                                                                350,000           658,000
                                                                                            ------------     -------------

                                                                                            $171,726,000     $ 789,315,000
                                                                                            ------------     -------------
                                                                                            ------------     -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current liabilities:
         Current portion of long-term debt                                                  $    333,000     $     333,000
         Accounts payable                                                                     10,601,000        32,866,000
         Interest payable                                                                         39,000         7,866,000
         Accrued expenses and other current liabilities                                        2,816,000         8,426,000
                                                                                            ------------     -------------

         Total current liabilities                                                            13,789,000        49,491,000

     Long-term debt                                                                              472,000           278,000
     13.50% senior discount notes due 2008, net                                              157,465,000       168,701,000
     12.75% senior notes due 2009                                                                      -       325,000,000
     Other liabilities                                                                           180,000           181,000
                                                                                            ------------     -------------

         Total liabilities                                                                   171,906,000       543,651,000
                                                                                            ------------     -------------

     Mandatorily redeemable common stock warrants                                              6,567,000         6,567,000
                                                                                            ------------     -------------

     Stockholders' equity:
         Series A convertible preferred stock, $0.001 par value; 12,900,000 shares authorized in 1998, no shares authorized in 1999; 12,855,094 shares issued and outstanding in 1998, no shares issued and
            outstanding in 1999                                                                   13,000                 -
         Series B convertible preferred stock, $0.001 par value; 4,044,943 shares authorized in 1998, no shares authorized in 1999; 4,044,943 shares issued
            and outstanding in 1998, no shares issued and outstanding in 1999                      4,000                 -
         Common stock, $0.001 par value; 80,049,892 shares authorized in 1998,
            250,000,000 shares authorized  in 1999; 8,042,530 shares issued in 1998,
            72,708,777 shares issued in 1999                                                       8,000            73,000
         Treasury stock, at cost; 438,115 shares in 1998 and 486,595 shares in 1999              (18,000)          (20,000)
         Additional paid-in capital                                                           37,212,000       344,394,000
         Warrants                                                                                      -        10,247,000
         Deferred compensation                                                                (5,210,000)      (10,086,000)
         Accumulated deficit                                                                 (38,756,000)     (105,511,000)
                                                                                            ------------     -------------

         Total stockholders' equity (deficit)                                                 (6,747,000)      239,097,000
                                                                                            ------------     -------------

                                                                                            $171,726,000     $ 789,315,000
                                                                                            ------------     -------------
                                                                                            ------------     -------------


   The accompanying notes are an integral part of these financial statements.

                           RHYTHMS NetConnections INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                       (Unaudited)                         (Unaudited)
                                                                    Three Months Ended                   Six Months Ended
                                                              ------------------------------     -------------------------------
                                                                June 30          June 30           June 30           June 30
                                                                  1998              1999             1998               1999
                                                              ------------     -------------     ------------      -------------
REVENUE:
  Service and installation, net                               $     71,000     $   1,641,000     $     82,000      $   2,300,000
                                                              ------------     -------------     ------------      -------------

OPERATING EXPENSES:
  Network and service costs                                        477,000        12,033,000          665,000         18,170,000
  Selling and marketing                                            644,000         2,219,000          928,000          3,904,000
  General and administrative                                     4,007,000        20,104,000        6,056,000         32,214,000
  Depreciation and amortization                                     19,000         1,493,000           35,000          2,144,000
  Amortized deferred business acquisition costs                          -         1,521,000                -          1,652,000
                                                              ------------     -------------     ------------      -------------

     Total operating expenses                                    5,147,000        37,370,000        7,684,000         58,084,000
                                                              ------------     -------------     ------------      -------------

LOSS FROM OPERATIONS                                            (5,076,000)      (35,729,000)      (7,602,000)       (55,784,000)
                                                              ------------     -------------     ------------      -------------

OTHER INCOME AND EXPENSE:
  Interest  income                                               1,516,000         6,579,000        1,674,000          8,329,000
  Interest expense (including amortized debt discount and
    issue costs)                                                (3,209,000)      (13,744,000)      (3,221,000)       (19,372,000)
  Other                                                                  -            37,000                -             72,000
                                                              ------------     -------------     ------------      -------------

NET LOSS                                                      $ (6,769,000)    $ (42,857,000)    $ (9,149,000)     $ (66,755,000)
                                                              ------------     -------------     ------------      -------------
                                                              ------------     -------------     ------------      -------------




NET LOSS PER SHARE:
  Basic                                                       $      (2.84)    $       (0.68)    $      (4.02)     $       (1.97)
                                                              ------------     -------------     ------------      -------------
                                                              ------------     -------------     ------------      -------------
  Diluted                                                     $      (2.84)    $       (0.68)    $      (4.02)     $       (1.97)
                                                              ------------     -------------     ------------      -------------
                                                              ------------     -------------     ------------      -------------


SHARES USED IN COMPUTING NET LOSS PER SHARE:
         Basic                                                   2,386,828        62,878,429        2,277,529         33,820,672
                                                              ------------     -------------     ------------      -------------
                                                              ------------     -------------     ------------      -------------
         Diluted                                                 2,386,828        62,878,429        2,277,529         33,820,672
                                                              ------------     -------------     ------------      -------------
                                                              ------------     -------------     ------------      -------------


   The accompanying notes are an integral part of these financial statements.

                           RHYTHMS NetConnections INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 (Unaudited)
                                                                                               Six Months Ended
                                                                                       --------------------------------
                                                                                         June 30           June 30
                                                                                           1998              1999
                                                                                       --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $   (9,149,000)   $  (66,755,000)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation of equipment and furniture                                               23,000         1,807,000
         Amortization of collocation fees                                                      12,000           337,000
         Amortization of deferred business acquisition costs                                        -         1,652,000
         Amortization of deferred debt issue costs and debt discount                        3,188,000        11,515,000
         Amortization of deferred compensation                                                238,000         1,575,000
         Amortization of gain on sale of equipment to leasing company                               -           (70,000)
         Changes in assets and liabilities:
             Increase in accounts, loans, interest, and other receivables, net               (260,000)       (4,165,000)
             Increase in inventory                                                           (364,000)       (1,077,000)
             Increase in prepaid expenses and other current assets                            (38,000)         (398,000)
             Increase in other assets                                                         (15,000)         (308,000)
             Increase (decrease) in accounts payable                                          298,000        (3,521,000)
             Increase in interest payable                                                           -         7,827,000
             Increase in accrued expenses and other current liabilities                       538,000         5,610,000
             Increase in other liabilities                                                          -            71,000
                                                                                       --------------    --------------

                Net cash used for operating activities                                     (5,529,000)      (45,900,000)
                                                                                       --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                                                            -      (168,839,000)
     Maturities of short-term investments                                                           -        65,494,000
     Purchases of government securities as restricted cash                                          -      (113,211,000)
     Purchases of equipment and furniture                                                  (3,742,000)      (61,509,000)
     Payments of collocation fees                                                          (2,743,000)      (26,223,000)
                                                                                       --------------    --------------

                Net cash used for investing activities                                     (6,485,000)     (304,288,000)
                                                                                       --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from leasing company for equipment                                            2,000,000        23,755,000
     Proceeds from issuance of 13.50% senior discount notes and warrants                  150,365,000                 -
     Proceeds from issuance of 12.75% senior notes                                                  -       325,000,000
     Payments of debt issue costs                                                          (6,046,000)      (10,489,000)
     Proceeds from borrowings on long-term debt                                               432,000                 -
     Repayments of long-term debt                                                             (56,000)         (194,000)
     Proceeds from issuance of common stock                                                   229,000       229,476,000
     Proceeds from issuance of preferred stock and warrants                                18,292,000        75,000,000
     Payments of equity issue costs                                                                 -       (16,490,000)
     Purchases of treasury stock                                                                    -            (2,000)
                                                                                       --------------    --------------

                Net cash provided by financing activities                                 165,216,000       626,056,000
                                                                                       --------------    --------------

Net increase in cash and cash equivalents                                                 153,202,000       275,868,000
Cash and cash equivalents at beginning of period                                           10,166,000        21,315,000
                                                                                       --------------    --------------

Cash and cash equivalents at end of period                                             $  163,368,000    $  297,183,000
                                                                                       --------------    --------------
                                                                                       --------------    --------------


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                            $       25,000    $       30,000
                                                                                       --------------    --------------
                                                                                       --------------    --------------

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
     Equipment purchases payable, to be financed through operating leases              $    2,299,000    $            -
                                                                                       --------------    --------------
                                                                                       --------------    --------------
     Equipment and furniture purchases payable                                         $            -    $   25,786,000
                                                                                       --------------    --------------
                                                                                       --------------    --------------
     Intangible business acquisition costs arising from issuance of preferred
         stock and warrants                                                            $            -    $   23,040,000
                                                                                       --------------    --------------
                                                                                       --------------    --------------


   The accompanying notes are an integral part of these financial statements.

                           RHYTHMS NetConnections INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                    Series A Convertible        Series B Convertible      Series C Convertible
                                                       Preferred Stock             Preferred Stock           Preferred Stock
                                                      $0.001 Par Value            $0.001 Par Value          $0.001 Par Value
                                                   -----------------------      --------------------      --------------------
                                                    # Shares        Amount       # Shares     Amount       # Shares     Amount
                                                   -----------     -------      ----------    ------      ----------    ------
Balance at December 31, 1998                        12,855,094     $13,000       4,044,943    $4,000               -    $    -
Issuance of common stock in initial public
     offering in April 1999 (unaudited)                      -           -               -         -               -         -
Issuance of common stock upon exercise
     of options for cash ($0.04 to $6.37
     per share) (unaudited)                                  -           -               -         -               -         -
Issuance of common stock upon cashless
     exercise of warrants ($0.004 per share)
     in May and June 1999 (unaudited)                        -           -               -         -               -         -
Issuance of Series C preferred stock and
     warrants for cash ($8.04 per share) in
     March and April 1999 (unaudited)                        -           -               -         -       8,395,655     8,000
Issuance of Series D preferred stock and
     warrants for cash ($17.00 per share) in
     April 1999 (unaudited)                                  -           -               -         -               -         -
Business relationship value arising from
     issuance of Series C and Series D
     preferred stock in March and April
     1999 (unaudited)                                        -           -               -         -               -         -
Conversion of preferred stock to common
     upon initial public offering in April
     1999 (unaudited)                              (12,855,094)    (13,000)     (4,044,943)   (4,000)     (8,395,655)   (8,000)
Costs arising from issuances of Series C
     and Series D preferred stock in March
     and April 1999 (unaudited)                              -           -               -         -               -         -
Costs arising from initial public offering in
     April 1999 (unaudited)                                  -           -               -         -               -         -
Purchase of treasury stock for cash ($0.04
     to $0.25 per share) (unaudited)                         -           -               -         -               -         -
Issuance of warrants to leasing companies
     in March and April 1999 (unaudited)                     -           -               -         -               -         -
Issuance of warrants to business partner
     in April 1999 (unaudited)                               -           -               -         -               -         -
Deferred compensation from grants of
     options to purchase common stock
     (unaudited)                                             -           -               -         -               -         -
Amortization of deferred compensation
     (unaudited)                                             -           -               -         -               -         -
Reversal of deferred compensation from
     cancellation of grants to purchase
     common stock (unaudited)                                -           -               -         -               -         -
Net loss through June 30, 1999 (unaudited)                   -           -               -         -               -         -
                                                   -----------     -------      ----------    ------      ----------    ------

Balance at June 30, 1999 (unaudited)                         -     $     -               -    $    -               -    $    -
                                                   -----------     -------      ----------    ------      ----------    ------
                                                   -----------     -------      ----------    ------      ----------    ------


                                                   Series D Convertible
                                                     Preferred Stock              Common Stock              Treasury Stock
                                                    $0.001 Par Value            $0.001 Par Value               at cost
                                                   -------------------       ----------------------     ---------------------
                                                   # Shares     Amount        # Shares      Amount      # Shares      Amount
                                                   --------     ------       ----------     -------     --------     ---------
Balance at December 31, 1998                              -     $    -        8,042,530     $ 8,000      438,115     $(18,000)
Issuance of common stock in initial public
     offering in April 1999 (unaudited)                   -          -       10,781,250      11,000            -             -
Issuance of common stock upon exercise
     of options for cash ($0.04 to $6.37
     per share) (unaudited)                               -          -        2,556,834       3,000            -            -
Issuance of common stock upon cashless
     exercise of warrants ($0.004 per share)
     in May and June 1999 (unaudited)                     -          -          252,112           -            -            -
Issuance of Series C preferred stock and
     warrants for cash ($8.04 per share) in
     March and April 1999 (unaudited)                     -          -                -           -            -            -
Issuance of Series D preferred stock and
     warrants for cash ($17.00 per share) in
     April 1999 (unaudited)                         441,176          -                -           -            -            -
Business relationship value arising from
     issuance of Series C and Series D
     preferred stock in March and April
     1999 (unaudited)                                     -          -                -           -            -            -
Conversion of preferred stock to common
     upon initial public offering in April
     1999 (unaudited)                              (441,176)         -       51,076,051      51,000            -            -
Costs arising from issuances of Series C
     and Series D preferred stock in March
     and April 1999 (unaudited)                           -          -                -           -            -             -
Costs arising from initial public offering in
     April 1999 (unaudited)                               -          -                -           -            -             -
Purchase of treasury stock for cash ($0.04
     to $0.25 per share) (unaudited)                      -          -                -           -       48,480        (2,000)
Issuance of warrants to leasing companies
     in March and April 1999 (unaudited)                  -          -                -           -            -             -
Issuance of warrants to business partner
     in April 1999 (unaudited)                            -          -                -           -            -             -
Deferred compensation from grants of
     options to purchase common stock
     (unaudited)                                          -          -               -            -            -             -
Amortization of deferred compensation
     (unaudited)                                          -          -                -           -            -             -
Reversal of deferred compensation from
     cancellation of grants to purchase
     common stock (unaudited)                             -          -                -           -            -             -
Net loss through June 30, 1999 (unaudited)                -          -                -           -            -             -
                                                   --------     ------       ----------     -------     --------     ---------

Balance at June 30, 1999 (unaudited)                      -     $    -       72,708,777     $73,000      486,595     $ (20,000)
                                                   --------     ------       ----------     -------     --------     ---------
                                                   --------     ------       ----------     -------     --------     ---------


                                                                                                                   Total
                                                    Additional                                                  Stockholders'
                                                     Paid-In                        Deferred     Accumulated       Equity
                                                     Capital         Warrants     Compensation     Deficit        (Deficit)
                                                   ------------    ------------   ------------  -------------   -------------
Balance at December 31, 1998                       $ 37,212,000    $          -   $ (5,210,000) $ (38,756,000)  $  (6,747,000)
Issuance of common stock in initial public
     offering in April 1999 (unaudited)             226,395,000               -              -              -     226,406,000
Issuance of common stock upon exercise
     of options for cash ($0.04 to $6.37
     per share) (unaudited)                           3,067,000               -              -              -       3,070,000
Issuance of common stock upon cashless
     exercise of warrants ($0.004 per share)
     in May and June 1999 (unaudited)                         -               -              -              -               -
Issuance of Series C preferred stock and
     warrants for cash ($8.04 per share) in
     March and April 1999 (unaudited)                60,368,000       7,124,000              -              -      67,500,000
Issuance of Series D preferred stock and
     warrants for cash ($17.00 per share) in
     April 1999 (unaudited)                           6,317,000       1,183,000              -              -       7,500,000
Business relationship value arising from
     issuance of Series C and Series D
     preferred stock in March and April
     1999 (unaudited)                                21,100,000               -              -              -      21,100,000
Conversion of preferred stock to common
     upon initial public offering in April
     1999 (unaudited)                                   (26,000)              -              -              -               -
Costs arising from issuances of Series C
     and Series D preferred stock in March
     and April 1999 (unaudited)                        (234,000)              -              -              -        (234,000)
Costs arising from initial public offering in
     April 1999 (unaudited)                         (16,256,000)              -              -              -     (16,256,000)
Purchase of treasury stock for cash ($0.04
     to $0.25 per share) (unaudited)                          -               -              -              -          (2,000)
Issuance of warrants to leasing companies
     in March and April 1999 (unaudited)                      -       1,030,000              -              -       1,030,000
Issuance of warrants to business partner
     in April 1999 (unaudited)                                -         910,000             -              -          910,000
Deferred compensation from grants of
     options to purchase common stock
     (unaudited)                                      7,009,000               -     (7,009,000)             -               -
Amortization of deferred compensation
     (unaudited)                                              -               -      1,575,000              -       1,575,000
Reversal of deferred compensation from
     cancellation of grants to purchase
     common stock (unaudited)                          (558,000)              -        558,000              -               -
Net loss through June 30, 1999 (unaudited)                    -               -             -     (66,755,000)    (66,755,000)
                                                   ------------    ------------   ------------  -------------   -------------

Balance at June 30, 1999 (unaudited)               $344,394,000    $ 10,247,000   $(10,086,000) $(105,511,000)  $ 239,097,000
                                                   ------------    ------------   ------------  -------------   -------------
                                                   ------------    ------------   ------------  -------------   -------------


   The accompanying notes are an integral part of these financial statements.

                           RHYTHMS NetConnections INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION:

THE COMPANY: RHYTHMS NetConnections Inc. ("Rhythms" or the "Company"), a Delaware corporation, was organized under the name Accelerated Connections Inc. in February 1997. The Company's name was changed to RHYTHMS NetConnections Inc. in August 1997. The Company is in the business of providing high-speed data communications services on an end-to-end basis to business customers and end users. The Company began service trials in the San Diego, California, market in December 1997 and began commercial operations in San Diego effective April 1, 1998.

The Company's ultimate success depends upon, among other factors, rapidly expanding the geographic coverage of its network services; entering into interconnection agreements with incumbent local exchange carriers, some of which are competitors or potential competitors of the Company; deploying network infrastructure; attracting and retaining customers; accurately assessing potential markets; continuing to develop and integrate its operational support system and other back office systems; obtaining any required governmental authorizations; responding to competitive developments; continuing to attract, retain, and motivate qualified personnel; and continuing to upgrade its technologies and commercialize its network services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these matters and failure to do so could have a material adverse effect on the Company's business, prospects, operating results, and financial condition. As the Company continues the development of its business, it will use currently available funds and seek additional sources of financing. If unsuccessful in obtaining additional financing, the Company will continue expansion of its operations on a reduced scale based on its existing capital resources.

INTERIM RESULTS (UNAUDITED): The accompanying consolidated financial statements (unaudited), which include the transactions and balances of Rhythms NetConnections Inc. and its wholly owned subsidiaries Rhythms Links Inc. (formerly ACI Corp.) and ACI Corp.-Virginia, have been prepared in accordance with generally accepted accounting principles for interim financial information and, therefore, do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring accruals, that are necessary for the fair statement of results for the unaudited interim periods. The data disclosed in these notes to consolidated financial statements is also unaudited. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement date, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The operating results for the interim period are not necessarily indicative of the results to be expected for a full fiscal year or for any future periods. All material intercompany transactions and balances have been eliminated.


NOTE 2 - NET LOSS PER SHARE:

Basic earnings per share is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period in addition to the weighted average number of common stock equivalents outstanding for the period. Shares subject to repurchase by the Company are considered Common Stock equivalents for purposes of this calculation. Shares issuable upon conversion of preferred stock and upon the exercise of outstanding stock options and warrants, and shares subject to repurchase by the Company totaling 20,915,262 and 15,931,733 at June 30, 1998 and 1999, respectively, have been excluded from the computation since their effect would be antidilutive.

NOTE 3 - DEBT:

On April 23, 1999, the Company issued 12.75 percent senior notes due 2009 in the principal amount of $325,000,000 due at maturity. Interest on the notes is due semi-annually. Cash proceeds from the issuance, after payment of underwriting fees and other debt issue costs, were $314,511,000. Of these proceeds, approximately $113,211,000 was used to purchase a portfolio of U.S. government securities and will be used for the first three years' interest payments.


NOTE 4 - STOCKHOLDERS' EQUITY:

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

On April 6, 1999, the Company issued 932,836 shares of its Series C preferred stock at a price of $8.04 per share and 441,176 shares of its Series D preferred stock at a price of $17.00 per share to a wholly owned subsidiary of Qwest Communications Corporation for total proceeds of $15,000,000. In connection with this investment, Qwest also received warrants to purchase 180,000 shares of common stock at a price of $6.70 per shares and MCI WorldCom received an additional warrant to purchase 136,996 shares of common stock at a price of $21.00 per share. In accordance with provisions of the agreement underlying this investment, the Company and Qwest have entered into certain business relationships. In connection with these business relationships, the Company capitalized $11,100,000 in business acquisition costs that are being amortized over a five-year period.

In March 1999, the Company's Board of Directors approved the 1999 Stock Incentive Plan and the 1999 Employee Stock Purchase Plan, each plan subject to shareholder approval. The 1999 Stock Incentive Plan serves as the successor equity incentive program to the 1997 Stock Option/Stock Issuance Plan and became effective April 6, 1999. An initial reserve of 8,161,944 shares of common stock was authorized for issuance under the 1999 Stock Incentive Plan. The 1999 Employee Stock Purchase Plan has an initial reserve of 1,200,000 shares of common stock and became effective April 6, 1999.

Effective April 12, 1999, the Company restated its Certificate of Incorporation to increase the number of authorized common shares to 250,000,000 and to decrease the number of authorized preferred shares to 5,000,000.

Effective April 12, 1999, the Company completed an initial public offering of its common stock. A total of 10,781,250 shares were issued at $21.00 per share; net proceeds to the Company were approximately $210,150,000 after payment of underwriting fees and related issue costs. Upon completion of the offering, all classes of preferred stock automatically converted to common stock, resulting in an additional 51,076,051 shares of common stock being issued and a resulting zero shares of preferred stock being issued and outstanding.

During the second quarter of 1999, the Company granted options to employees to purchase a total 1,667,347 shares of Common Stock pursuant to its Stock Option/Stock Issuance Plan. During this same time, employees exercised previously granted options to purchase a total of 979,644 shares of Common Stock for total proceeds to the Company of $1,664,000.

NOTE 5 - SUBSEQUENT EVENTS:

On July 14, 1999, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for up to 4,732,800 shares of common stock to be offered for sale by certain of the Company's stockholders. On July 29, 1999, the Company filed an amendment to this registration statement and reduced the amount of shares to be sold to 3,919,087. An underwriters' over-allotment of 15 percent of the shares sold will also be registered with this offering.

On July 30, 1999, the Company entered into a 36-month lease line that provides for $26,000,000 in equipment on an operating lease basis. In connection with this lease agreement, the Company issued 10,000 warrants to purchase common stock at a price of $50.00 per share, exercisable immediately.

                           RHYTHMS NetConnections INC.

                                     PART I
                        FINANCIAL INFORMATION (CONTINUED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have based the following discussion and analysis on the consolidated financial statements of our company and this should be read in conjunction with our financial statements and the related footnotes presented previously. Certain statements we have set forth below constitute forward-looking statements. Forward-looking statements are based on our current expectations and projections about future events. They involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results anticipated or implied by the forward-looking statements. Given these uncertainties, we caution investors and prospective investors not to place undue reliance on any forward-looking statements. Factors discussed in the "Risk Factors" and "Business" sections contained in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on July 14, 1999 could, among other things, cause or contribute to differences from the forward-looking statements. We disclaim any obligation to publicly update or revise information contained in any forward-looking statement, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Form 10-Q might not occur.

RESULTS OF OPERATIONS:

We are a leading service provider of high-speed local access networking solutions using DSL technology to businesses. We began offering commercial services in our first market in April 1998 and currently offer service in a total of 17 markets. We intend to continue our network rollout into an additional 16 markets in 1999 and a further 17 markets by the end of year 2000.

Since our inception in February 1997, our primary activities have consisted of:

         -  obtaining required governmental authorizations;
         - negotiating and executing interconnection agreements with incumbent carriers;
         -  entering into strategic alliances;
         - identifying collocation space and locations for our connection points, metro service centers, and business offices;
         -  acquiring and deploying equipment and facilities;
         -  launching service trials;
         -  hiring management and other personnel;
         -  raising capital; and
         - developing and integrating our operations support systems and other back office systems.

During the first six-months of 1999, we continued the development of our business operations as follows:

         - entered one new market during the first quarter and six new markets during the second quarter;
         - added 155 central office locations during the first quarter and 153 during the second quarter;
         - added service to 735 DSL lines during the first quarter and 2,105 during the second quarter; and
         - increased headcount by 170 employees during the first quarter and 225 during the second quarter.

We have incurred operating losses, net losses and negative operating cash flow for each month since our formation. As of June 30, 1999, we had an accumulated deficit of approximately $105.5 million. We expect to substantially increase our expenditures and operating expenses as we continue our rapid expansion of our infrastructure and network services. We expect to incur substantial operating losses, net losses, and negative cash flow during the network build-out and the initial penetration of each new market we enter. We expect to continue these losses for at least the next several years.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

For the three months ended June 30, 1999, we recorded revenues of $1.6 million and network and service costs of $12.0 million. This compares to revenues of $71,000 and network and service costs of $477,000 during the same period in the prior year. The substantial increases in both revenues and costs in 1999 is a result of our continued rapid expansion. Each new market we enter provides us with additional revenue opportunity, but also higher costs until we have an established customer base in the market. As of June 30, 1999 we operated in 17 markets, compared to two markets at June 30, 1998. Our revenues are derived primarily from DSL service and installation charges, net of discounts given to customers upon service establishment. Network service costs include customer installation costs, line and backbone expenses, equipment operating leases, and repair and support costs.

Our selling, marketing, general, and administrative expenses for the second quarter of 1999 were $22.3 million, which compares to $4.7 million in the prior year. This increase between years reflects our continuing increases in staffing levels, legal fees, and marketing efforts coinciding with the development and launch of new markets.

We recorded depreciation and amortization of $1.5 million during the second quarter of 1999, a significant increase over the $19,000 recorded during the second quarter of 1998. This increase reflects the rapid expansion of our network and includes amortization of collocation fees and depreciation on operating equipment as we turn up service in each new location.

During the first and second quarters of 1999, we entered into strategic arrangements with Microsoft Corporation and Qwest Communications Corporation. In addition to their investments in our company totaling $45.0 million, the strategic arrangements provide for certain other business relationships. Combined, these business relationships are valued at $21.1 million and we have capitalized these costs as deferred assets. We are amortizing these assets over three- and five-year periods. Accordingly, during the second quarter of 1999 we recorded $1.5 million in amortized deferred business acquisition costs that have no corresponding amortization in the prior year.

During the second quarter of 1999 we recorded interest income of $6.6 million. During the second quarter in 1998 we recorded interest income of $1.5 million. The increase between years primarily resulted from a substantial increase in invested cash balances. As of June 30, 1999, we had cash and investments totaling $629.2 million, compared to cash and investments of $163.4 million at June 30, 1998. The increase during 1999 resulted from a variety of financing activities, including:

         - issuing Series C and Series D preferred stock and warrants totaling $75.0 million in March and April 1999;
         - issuing common stock upon our initial public offering in April 1999 for cash proceeds of $210.1 million;
         - issuing 12.75 percent senior debt in April 1999 for cash proceeds of $314.5 million; and
         - executing equipment lease lines totaling $44.0 million in March and April 1999.

While we recorded increased interest income on the invested cash balances, we also recorded higher interest expense during 1999 as compared to 1998. For the quarter ended June 30, 1999 we had interest expense of $13.7 million which compared to $3.2 million for the same period in the prior year. This increase primarily resulted from the senior debt we issued in April 1999.

We continue to be in a net operating loss tax position through June 30, 1999; consequently, we have not recorded a provision for income taxes for periods through June 30, 1999.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

We recorded $2.3 million in revenues for the six months ended June 30, 1999 compared to $82,000 in revenues for the six months ended June 30, 1998. Our network and service costs for the six-month periods were $18.2 million in 1999 compared to $665,000 in 1998. The increases in both revenues and costs resulted from the continued expansion of our operations, as more fully detailed above.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 (CONTINUED)

During the first half of 1999, our selling, marketing, general, and administrative expenses were $36.1 million, which compares to $7.0 million during the first half of 1998. This increase resulted primarily from additional salary, overhead, marketing, and legal expenses associated with our continuing expansion, as more fully detailed above.

Depreciation and amortization for the six-month periods was $2.1 million in 1999 and $35,000 in 1998. As we continue our expansion into additional markets and central offices, as discussed above, we employ additional equipment and collocation sites that we begin depreciating when we place them in service.

The increase in amortized deferred business acquisition costs between years from zero in 1998 to $1.7 million in 1999 is a result of the Microsoft and Qwest business relationships as discussed above.

Interest income was $8.3 million and interest expense was $19.4 million for the six months ended June 30, 1999. This compares to interest income of $1.7 million and interest expense of $3.2 million for the same six-month period in 1998. The increases in 1999 resulted from our financing activities that are described above. These financing activities included our initial public offering of common stock and our issuance of senior debt in April 1999. We invested the proceeds from these financings, which provided increased interest income. Interest and issue cost amortization on the debt, however, contributed to a large increase in interest expense for 1999.


LIQUIDITY AND CAPITAL RESOURCES:

The development and expansion of our business requires significant capital expenditures. These capital expenditures primarily include build-out costs such as the procurement, design, and construction of our connections points and one or two metro service center locations in each market, as well as other costs that support our network design.

The number of targeted central offices in each market varies, as does the average capital cost to build our connection points in each market. Capital expenditures, including payments for collocation fees, were $87.7 million during the first half of 1999. We expect our capital expenditures to be higher in future periods, arising primarily from payments of collocation fees and the purchase of infrastructure equipment necessary for the development and expansion of our network.

Our capital requirements may vary based upon the timing and success of our rollout and as a result of regulatory, technological, and competitive developments or if:

  - demand for our services or our anticipated cash flow from operations is less or more than expected;
  -   our development plans or projections change or prove to be inaccurate;
  -   we engage in any acquisitions; and
  - we accelerate deployment of our network services or otherwise alter the schedule or targets of our rollout plan.

Since our primary activities have focused on building our network and building a customer base, we have operated at a loss since inception. We intend to continue to expand our operations at a rapid pace and expect to continue to operate at a loss for the foreseeable future. The nature of expenses contributing to our future losses will include network and service costs in existing and new markets; legal, marketing, and selling expenses as we enter each new market; payroll-related expenses as we continue to add employees; general overhead to support the operational increases; and interest expense arising from financing our expenditures.

We have not paid any dividends to our shareholders and will not pay dividends for the foreseeable future. Our senior notes contain covenants that restrict our ability to make certain payments, including dividend payments.

Through June 30, 1999, we have financed our operations and market build-outs primarily through:

        - issuing 12.75 percent senior notes in April 1999 for $314.5 million in net proceeds;
        - issuing common stock in April 1999 in our initial public offering for $210.1 million in net proceeds;
        - issuing 13.50 percent senior discount notes in May 1998 for $144.0 million in net proceeds;
        -  private placements of equity totaling $105.8 million; and
        -  executing equipment lease lines totaling $68.5 million.

As of June 30, 1999, we had $629.2 million in cash and investments and we had an accumulated deficit of $105.5 million.

For the six months ended June 30, 1998 and June 30, 1999, we used cash of $5.5 million and $45.9 million, respectively in our operating activities. This cash was used for a variety of operating purposes including salaries, consulting and legal expenses, network operations and overhead expenses. For the six months ended June 30, 1998 and June 30, 1999, we used net cash of $6.5 million and $304.3 million, respectively, for investing activities. We used this cash primarily for purchases of short-term investments and equipment and payments of collocation fees. Net cash provided by financing activities for the six months ended June 30, 1998 and June 30, 1999 was $165.2 million and $626.1 million, respectively. These funds were generated primarily from the issuances of equity and senior debt as described above.

We believe that our existing cash and investment balances as of June 30, 1999, together with the anticipated future revenue generated from operations, will be sufficient to fund our operating losses, capital expenditures, lease payments, and interest payments through approximately June 2001. We expect our operating losses and capital expenditures to increase substantially in the near-term, primarily due to our network expansion. We expect that additional financing will be required in the future. We may attempt to raise financing through some combination of commercial bank borrowings, leasing, vendor financings, or the private or public sale of equity or debt securities. Future equity or debt financings may not be available to us at all, or, if available, may not be on favorable terms. If we are unable to obtain financing in the future, we will continue the expansion of our operations on a reduced scale based on our existing capital resources.


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

RISKS AND UNCERTAINTIES:

In addition to the other risks stated in this document, you should consider the following risks and uncertainties in evaluating our company.

WE CANNOT PREDICT OUR SUCCESS BECAUSE WE HAVE A SHORT OPERATING HISTORY

We formed our company in February 1997, and we have a short operating history for you to review in evaluating our business. We have limited historical financial and operating data upon which you can evaluate our business and prospects. We entered into our first interconnection agreement with an incumbent carrier in July 1997 and began to offer commercial services in our first market in April 1998. We have limited commercial operations and have recognized limited revenues since our inception. In addition, our senior management team and our other employees have worked together at our company for only a short period of time.


BECAUSE OUR MARKET IS NEW AND EVOLVING, WE CANNOT PREDICT ITS FUTURE GROWTH OR ULTIMATE SIZE, AND WE MAY BE UNABLE TO COMPETE EFFECTIVELY

The market for packet-based high-speed digital communication services using telephone lines is in the early stages of development. Since this market is new and evolving and because our current and future competitors are likely to introduce competing services, we cannot accurately predict the rate at which this market will grow, if at all, or whether new or increased competition will result in market saturation. Various providers of high-speed digital communication services are testing products from various suppliers for various applications, and suppliers have not broadly adopted an industry standard. Certain critical issues concerning commercial use of DSL for Internet and local area network access, including security, reliability, ease and cost of access and quality of service, remain unresolved and may impact the growth of these services. If the markets for our services fail to develop, grow more slowly than anticipated or become saturated with competitors, these events could materially and adversely affect our business, prospects, operating results, and financial condition.

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

We may not be successful in addressing these and other risks, and our failure to address risks would materially and adversely affect our business, prospects, operating results, and financial condition.


WE CANNOT PREDICT OUR SUCCESS BECAUSE OUR BUSINESS MODEL IS UNPROVEN

We have not validated our business model and strategy in the market. We believe that the combination of our unproven business model and the highly competitive and fast changing market in which we compete makes it impossible to predict the extent to which our network service will achieve market acceptance and our overall success. To be successful, we must develop and market network services that are widely accepted by businesses at profitable prices. We may never be able to deploy our network as planned, achieve significant market acceptance, favorable operating results or profitability or generate sufficient cash flow to repay our debt. Of the approximately 12,200 lines that are in service or that we have committed to deliver, we installed or committed approximately 10,150 to only three customers. None of our large business customers has rolled out our services broadly to its employees, and we cannot be certain when or if these rollouts will occur. We will not receive significant revenue from our large customers unless these rollouts occur. Any continued or ongoing failure for any reason of large business customers to roll out our services, failure to validate our business model in the market, including failure to build out our network, achieve widespread market acceptance or sustain desired pricing would materially and adversely affect our business, prospects, operating results, and financial condition.


WE EXPECT OUR LOSSES TO CONTINUE

We have incurred losses and experienced negative operating cash flow for each month since our formation. As of June 30, 1999, we had an accumulated deficit of approximately $105.5 million. We intend to rapidly and substantially increase our expenditures and operating expenses in an effort to expand our network services. We expect to have annual interest and amortization expense relating to our 1998 senior discount notes and 1999 senior notes of approximately $52.2 million in 1999 and increasing to $81.0 million in 2003. In addition, we may incur more debt in the future. Furthermore, as a result of recent business relationships arising from preferred stock and warrant issuances and of previous stock option grants, we anticipate that there will be significant charges to earnings in future periods. We estimate that these charges will total approximately $8.5 million per year over each of the next several years. As a result of these factors, we expect to incur substantial operating and net losses and negative operating cash flow for the foreseeable future. We will need to obtain additional financing to pay our expenses and to make payments on our debt. We cannot give you any assurance about whether or when we will have sufficient revenues to satisfy our funding requirements or pay our debt service obligations.


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

Because of these factors, our operating results in one or more future periods could fail to meet or exceed the expectations of securities analysts or investors. In that event, any trading price of our common stock would likely decline.


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

For these and other reasons, our sales cycle for large businesses lasts at least six months. During this lengthy sales cycle, we will incur significant expenses in advance of the receipt of revenues. If sales that we forecast for a particular period do not occur because of our lengthy sales cycle, this event could materially and adversely affect our business, prospects, operating results, and financial condition during that period.


WE DEPEND ON INCUMBENT CARRIERS FOR COLLOCATION AND TRANSMISSION FACILITIES

We must use copper telephone lines controlled by the incumbent carriers to provide DSL connections to customers. We also depend on the incumbent carriers for collocation and for a substantial portion of the transmission facilities we use to connect our equipment in incumbent carrier central offices to our Metro Service Centers. In addition, we depend on the incumbent carriers to test and maintain the quality of the copper lines that we use. We have not established a history of obtaining access to collocation and transmission facilities from incumbent carriers in large volumes. In many cases, we may be unable to obtain access to collocation and transmission facilities from the incumbent carriers, or to gain access at acceptable rates, terms and conditions, including timeliness. We have experienced, and expect to experience in the future, lengthy periods between our request for and the actual provision of the collocation space and telephone lines. An inability to obtain adequate and timely access to collocation space or transmission facilities on acceptable terms and conditions from incumbent carriers could have a material and adverse effect on our business, prospects, operating results, and financial condition.

Because we compete with incumbent carriers in our markets, they may be reluctant to cooperate with us. The incumbent carriers may experience, or claim to experience, a shortage of collocation space or transmission capacity. If this occurs, we may not have alternate means of connecting our DSL equipment with the copper lines or connecting our equipment in central offices to Metro Service Centers. We have experienced rejections of some of our collocation applications on the grounds that no space is available. We may receive additional rejections in the future. The number of other competitive local exchange carriers that request collocation space will also affect the availability of collocation space and transmission capacity. If we are unable to obtain physical collocation space or transmission capacity from our targeted incumbent carriers, we may face delays, additional costs or an inability to provide services in certain locations. In many cases where our application for physical collocation is rejected, we expect to have the option of adjacent location - where we install our equipment in a building that is very close to the incumbent carrier central office - or virtual collocation - where the incumbent carrier manages and operates our equipment. While we have used adjacent and virtual collocation in our network, those alternatives reduce our control over our equipment, and therefore may reduce the level of quality and service we provide to our customers. We are currently in an arbitration proceeding with SBC Communications Inc. concerning the availability of DSL-enabled copper lines, as well as other operational issues. Delays in obtaining access to collocation space and telephone lines or the rejection of our applications for collocation could result in delays in, and increased expenses associated with, the rollout of our services, which in turn could have a material and adverse effect on our business, prospects, operating results, and financial condition.


WE ARE UNABLE TO CONTROL THE TERMS AND CONDITIONS UNDER WHICH WE GAIN ACCESS TO INCUMBENT CARRIER COLLOCATION AND TRANSMISSION FACILITIES

We cannot control the terms under which we collocate our equipment, connect to copper lines or gain the use of an incumbent carrier's transmission facilities. State tariffs, state public utility commissions, the Federal Communications Commission and interconnection agreements with the incumbent carriers determine the price, terms and conditions under which collocation space is made available, and they make these administrative determinations in ongoing hearings. Interconnection agreements and state public utility commissions also determine the terms and conditions of access to copper lines and other components of an incumbent carrier's network. We may be unable to negotiate or enter into interconnection agreements on acceptable terms or at all. In addition, we cannot be sure that incumbent carriers will abide by their obligations under those agreements. Delays in obtaining interconnection agreements would delay our entry into certain markets. In addition, disputes may arise between us and the incumbent carriers with respect to interconnection agreements, and we may be unable to resolve disputes in our favor. If we are unable to enter into, or experience a delay in obtaining, interconnection agreements, this inability or delay could adversely affect our business, prospects, operating results, and financial condition. Further, the interconnection agreements are generally short term, and we may be unable to renew the interconnection agreements on acceptable terms or at all. The state commissions, the Federal Communications Commission and the courts oversee, in varying degrees, interconnection arrangements as well as the terms and conditions under which we gain access to incumbent carrier copper lines and transmission facilities. These government entities may modify the terms or prices of our interconnection agreements and our access to incumbent carrier copper lines and transmission facilities in ways that would be adverse to our business. The Federal Communications Commission and state regulatory commissions establish the rates for DSL-capable copper lines as well as other rates, terms and conditions of our dealings with the incumbent carriers in ongoing public hearings. Participation in these hearings will involve significant management time and expense. Incumbent carriers may from time to time propose new rates, and the outcomes of hearings and rulings could have a material and adverse effect on our business, prospects, operating results, and financial condition.


WE DEPEND ON THIRD PARTIES, PARTICULARLY MCI WORLDCOM, MICROSOFT, QWEST AND CISCO, FOR THE MARKETING AND SALES OF OUR NETWORK SERVICES

We will rely significantly on indirect sales channels for the marketing and sales of our network services. We will seek to establish relationships with numerous service providers, including Internet Service Providers, interexchange carriers, other competitive carriers and value-added resellers, to gain access to customers. Our agreements to date with service providers are non-exclusive, and we anticipate that future agreements will also be on a non-exclusive basis, allowing service providers to resell services offered by our competitors. These agreements are generally short term, and can be cancelled by the service provider without significant financial consequence. We cannot control how these service providers perform and cannot be certain that their performance will be satisfactory to us or our customers. Many of these companies also compete with us. If the number of customers we obtain through indirect sales channels is significantly lower than our forecast for any reason, or if the service providers with which we have contracted are unsuccessful in competing in their own intensely competitive markets, these events would have a material and adverse effect on our business, prospects, operating results, and financial condition.

We expect to rely particularly on the sales and marketing efforts of our strategic partners, including MCI WorldCom, Microsoft, Qwest and Cisco. While our agreements with MCI WorldCom and Qwest call for them to sell an aggregate of 200,000 DSL lines, the agreements also enable MCI WorldCom and Qwest to terminate their respective agreements under certain circumstances and to receive offsets and credits under other circumstances. Therefore, MCI WorldCom and Qwest might sell significantly fewer than 200,000 DSL lines, or we might receive significantly lower revenues than we otherwise would.


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

Many of the leading traditional long distance carriers, including AT&T Corporation, MCI WorldCom and Sprint, are expanding their capabilities to support high-speed, end-to-end networking services. The newer long distance carriers, including Williams, Level 3 Communications, Inc. and Qwest, are building and managing high bandwidth, nationwide packet networks and partnering with Internet Service Providers to offer services directly to the public. Cable modem service providers, like @Home Networks, are offering or preparing to offer high-speed Internet access over hybrid fiber networks to consumers, and @Work has positioned itself to do the same for businesses. Several new companies are emerging as wireless, including satellite-based, data service providers. Internet Service Providers, including some with significant and even nationwide presences, provide Internet access to residential and business customers, generally over the incumbent carriers' circuit switched networks, although some have begun offering DSL-based access. Certain competitive carriers, including Covad Communications Group, Inc. and NorthPoint Communications, Inc., have begun offering DSL-based access services, and, like us, have attracted strategic equity investors, marketing allies and product development partners. Others are likely to do the same in the future. In addition, regional Internet Service Providers and competitive carriers, including HarvardNet, Inc., Network Access Solutions Corp. and DSL.net, Inc. have begun offering DSL-based access services that compete with the services we offer. As a result of increasing competition for our services, we are experiencing substantial price competition, particularly with respect to sales generated through our indirect sales channels.

Many of these competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of our service offerings. Some of the technologies used by these competitors for local access connections include integrated services digital network (ISDN), DSL, wireless data and cable modems. Some of the competitive factors in our markets include transmission speed, reliability of service, breadth of service availability, price performance, network security, ease of access and use, content bundling, customer support, brand recognition, operating experience, capital availability and exclusive contracts. We believe that we compare unfavorably with many of our competitors with regard to, among other things, brand recognition, existing relationships with end users, available pricing discounts, central office access, capital availability and exclusive contracts. Substantially all of our competitors and potential competitors have substantially greater resources than us. We may not be able to compete effectively in our target markets. Our failure to compete effectively would have a material and adverse effect on our business, prospects, operating results, and financial condition.


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


WE WILL NEED SIGNIFICANT ADDITIONAL FUNDS, WHICH WE MAY NOT BE ABLE TO OBTAIN

The expansion and development of our business will require significant additional capital. We intend to seek substantial additional financing in the future to fund the growth of our operations, including funding the significant capital expenditures and working capital requirements necessary for us to provide service in our targeted markets. We believe that our current capital resources will be sufficient to fund our aggregate capital expenditures and working capital requirements, including operating losses, through approximately June 2001. We will not have completed our network rollout by this date and will need additional capital, whether or not our estimate on how long current capital resources will last is accurate. In addition, our actual funding requirements may differ materially if our assumptions underlying this estimate turn out to be incorrect. Therefore, you should consider our estimate in light of the following facts:

        -       we have no meaningful history of operations or revenues;
        - our estimated funding requirements do not reflect any contingency amounts and may increase, perhaps substantially, if we are unable to generate revenues in the amount and within the time frame we expect or if we have unexpected cost increases; and
        - we face many challenges and risks, including those discussed elsewhere in this document.

We may be unable to obtain any future equity or debt financing on acceptable terms or at all. Recently the financial markets have experienced extreme price fluctuations. A market downturn or general market uncertainty may adversely affect our ability to secure additional financing. The indentures that govern the 1998 senior discount notes and the 1999 senior notes restrict our ability to obtain additional debt financing. Any future borrowing instruments, such as credit facilities and lease agreements, are likely to contain similar or more restrictive covenants and could require us to pledge assets as security for the borrowings. If we are unable to obtain additional capital or are required to obtain it on terms less satisfactory than what we desire, we will need to delay deployment of our network services or take other actions that could adversely affect our business, prospects, operating results, and financial condition. If we are unable to generate sufficient cash flow or obtain funds necessary to meet required payments of our debt, then we will be in default on our debt instruments. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."


OUR SERVICES ARE SUBJECT TO GOVERNMENT REGULATION, AND CHANGES IN CURRENT OR FUTURE LAWS OR REGULATIONS COULD RESTRICT THE WAY WE OPERATE OUR BUSINESS

A significant portion of the services that we offer through our subsidiaries is subject to regulation at the federal, state and/or local levels. Future federal or state regulations and legislation may be less favorable to us than current regulation and legislation and therefore have an adverse impact on our business, prospects, operating results, and financial condition. In addition, we may expend significant financial and managerial resources to participate in rule-setting proceedings at either the federal or state level, without achieving a favorable result. The Federal Communications Commission prescribes rules applicable to interstate communications, including rules implementing the 1996 Telecommunications Act, a responsibility it shares with the state regulatory commissions. In particular, we believe that incumbent carriers will work aggressively to modify or restrict the operation of many provisions of the 1996 Telecommunications Act. We expect incumbent carriers will pursue litigation in courts, institute administrative proceedings with the Federal Communications Commission and other regulatory agencies and lobby the United States Congress, all in an effort to affect laws and regulations in a manner favorable to the incumbent carriers and against the interest of competitive carriers such as us. If the incumbent carriers succeed in any of their efforts, if these laws and regulations change or if the administrative implementation of laws develops in an adverse manner, these events could have a material and adverse effect on our business, prospects, operating results, and financial condition. For more details about our regulatory situation.


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

We may not be able to install management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. Failure to manage our future growth effectively could adversely affect the expansion of our customer base and service offerings. Any failure to successfully address these issues could materially and adversely affect our business, prospects, operating results, and financial condition.


OUR SUBSTANTIAL DEBT CREATES FINANCIAL AND OPERATING RISK

We are highly leveraged, and we intend to seek additional debt funding in the future. As of June 30, 1999, we had approximately $494.3 million of outstanding debt and $239.1 million in equity. We are not generating any meaningful revenue to fund our operations or to repay our debt. Our substantial leverage poses the risks that:

        - we may be unable to repay our debt due to one or more events discussed in this document;
        -       we may be unable to obtain additional financing;
        - we must dedicate a substantial portion of our cash flow from operations to servicing our debt once our debt requires us to make cash interest payments, and any remaining cash flow may not be adequate to fund our planned operations; and
        - we may be more vulnerable during economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

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


RISKS ASSOCIATED WITH POTENTIAL GENERAL ECONOMIC DOWNTURN

In the last few years the general health of the economy, particularly the economy of California where we have conducted a significant portion of our operations to date, has been relatively strong and growing, a consequence of which has been increasing capital spending by individuals and growing companies to keep pace with rapid technological advances. To the extent the general economic health of the United States or of California declines from recent historically high levels, or to the extent individuals or companies fear a decline is imminent, these individuals and companies may reduce expenditures such as those for our services. Any decline or concern about an imminent decline could delay decisions among certain of our customers to roll out our services or could delay decisions by prospective customers to make initial evaluations of our services. Any delays would have a material and adverse effect on our business, prospects, operating results, and financial condition.

WE MAY BE UNABLE TO SATISFY, OR MAY BE ADVERSELY CONSTRAINED BY, THE COVENANTS IN OUR EXISTING DEBT SECURITIES

The indentures governing our 1998 senior discount notes and 1999 senior notes impose significant restrictions on how we can conduct our business. For example, the restrictions prohibit or limit our ability to incur additional debt, make dividend payments and engage in certain business activities. The restrictions may materially and adversely affect our ability to finance future operations or capital needs or conduct additional business activities. Any future senior debt that we may incur will likely impose additional restrictions on us. If we fail to comply with any existing or future restrictions, we could default under the terms of the applicable debt and be unable to meet our debt obligations. If we default, the holders of the applicable debt could demand that we repay the debt, including interest, immediately. We may be unable to make the required payments or raise sufficient funds from alternative sources to make the payments. Even if additional financing is available in the event that we default, it may not be on acceptable terms.


OUR PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWN A SIGNIFICANT PERCENTAGE OF OUR COMPANY AND WILL BE ABLE TO EXERCISE SIGNIFICANT INFLUENCE OVER OUR COMPANY

Our executive officers and directors and principal stockholders together beneficially own 82.4 percent of the total voting power of our company. Accordingly, these stockholders are able to determine the composition of our Board of Directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.


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

Our Year 2000 plan applies to two areas: internal business systems and compliance by external customers and providers. We have completed our Year 2000 compliance testing for all of our internal systems and believe that they are Year 2000 compliant. Because we are a young company, we believe we have been able to build our business systems with the Year 2000 issue in mind. Therefore, there have been few Year 2000 changes required to our existing systems and applications. We have substantially completed a compliance check of our external customers and providers, except for the incumbent carriers. Based on responses from these third parties, other than the incumbent carriers, we have no information or data to suggest that they will not experience Year 2000 problems that would materially and adversely affect our business. We have not been able to conduct a compliance check of incumbent carriers nor assess the incumbent carriers' Year 2000 compliance. To the extent that one or more incumbent carriers or other third parties experience Year 2000 problems, our network and services could be adversely affected. Furthermore, the purchasing patterns of our customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for our services. Any of these developments could have a material and adverse effect on our business, prospects, operating results, and financial condition. We have not fully determined the risks associated with the reasonably worst-case scenario and have not formulated a contingency plan to address Year 2000 issues. We do not expect to have a specific contingency plan in place in the future.


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

We believe that we are primarily engaged in a business other than investing in or trading securities and, therefore, are not an investment company within the meaning of the Investment Company Act. If the Investment Company Act required us to register as an investment company, we would become subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons and other matters. Application of the provisions of the Investment Company Act to us would materially and adversely affect our business, prospects, operating results, and financial condition.


WE EXPECT OUR STOCK PRICE TO BE VOLATILE

The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to many factors, including the following:

        - our historical and anticipated quarterly and annual operating results;
        - announcements of new products or services by us or our competitors or new competing technologies;
        -       the addition or loss of business or service provider customers;
        - variations between our actual results and analyst and investor expectations;
        - investor perceptions of our company and comparable public companies;
        - conditions or trends in the telecommunications industry, including regulatory developments;
        - announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
        -       additions or departures of key personnel;
        - future equity or debt offerings or our announcements of such offerings; and
        -       general market and economic conditions.

In addition, in recent years the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.


WE HAVE NOT PAID AND DO NOT INTEND TO PAY DIVIDENDS

We have not paid any dividends, and we do not intend to pay cash dividends in the foreseeable future. Our current financing documents contain provisions which restrict our ability to pay dividends.


ANTI-TAKEOVER PROVISIONS COULD NEGATIVELY IMPACT OUR STOCKHOLDERS

Our Board of Directors has adopted a stockholder rights plan. Our stockholder rights plan would cause substantial dilution to any person or group that attempts to acquire our company on terms not approved in advance by our Board of Directors. In addition, some of the provisions that may be included in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition at a premium price. These provisions include:

        -       authorizing the issuance of "blank check" preferred stock;
        - providing for a classified Board of Directors with staggered, three-year terms;
        - eliminating the ability of stockholders to call a special meeting of stockholders;
        - limiting the removal of directors by the stockholders to removal for cause; and
        - requiring a super-majority stockholder vote to effect certain amendments.

In addition, certain provisions of the Delaware General Corporation Law and our stockholder rights plan may deter someone from acquiring or merging with us, including a transaction that results in stockholders receiving a premium over the market price for the shares of common stock held by them. Section 203 of the Delaware General Corporation

Law also imposes certain restrictions on mergers and other business combinations between us and any holder of more than 15% and less than 85% of our common stock.

The indentures governing our 1998 senior discount notes and 1999 senior notes require us to offer to repurchase all such notes for 101 percent of their principal amount or accreted value, as the case may be, plus any accrued interest and liquidated damages, within 30 days after a change of control. We might not have sufficient funds available at the time of any change of control to make any required payment, as well as any payment that may be required pursuant to any other outstanding indebtedness at the time, including our indebtedness to equipment financing lenders. These covenants may also deter third parties from entering into a change of control transaction with us. Furthermore, following the occurrence of certain change-of-control events, we must offer to repurchase for cash all of the outstanding warrants issued in connection with the senior discount notes.


THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE SALE

Sales of substantial amounts of our common stock in the public market, or the appearance that a large number of shares is available for sale, could adversely affect the market price for the common stock. The number of shares of common stock available for sale in the public market is limited by lock-up agreements that were entered into in connection with our initial public offering. Under such lock-up agreements, the holders of approximately 78.4% of our outstanding shares of common stock agreed not to sell or otherwise dispose of any of their shares until October 4, 1999. However, Merrill Lynch and Salomon Smith Barney may, in their sole discretion and at any time without notice, release all or any portion of the securities subject to such lock-up agreements. In addition to the adverse effect a price decline could have on holders of common stock, that decline would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

                           RHYTHMS NetConnections INC.

                                     PART II
                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

There were no material changes in our legal proceedings during the quarter ended June 30, 1999.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) Upon the completion of our initial public offering of common stock on April 12, 1999, all of our outstanding preferred stock automatically converted into common stock and there remained no preferred stock outstanding. The rights of all resulting common stockholders are equal. No other changes in the rights of our securities occurred during the quarter ended June 30, 1999.

    (b)  None.

    (c) During the three month period ended June 30, 1999, we issued the following unregistered securities:

         (1) In April 1999, we completed a private offering of 12.75 percent senior notes due 2009 in the principal amount of $325.0 million at maturity to Merrill Lynch & Co. and Salomon Smith Barney Inc., as initial purchasers, for resale to qualified institutional buyers. We received cash proceeds of $314.5 million, after paying underwriting fees of $9.8 million and issue costs of $739,000. The principal underwriters of the transaction were Merrill Lynch & Co., Salomon Smith Barney, and Chase Securities Inc. Of the cash proceeds, approximately $113.2 million was used to purchase a portfolio of U.S. government securities and will be used for the first three years' interest payments on the notes. We placed the remainder of the cash proceeds with our operating cash and temporary investments and plan to use it for payment of collocation fees, purchases of equipment, and funding of operating losses. In July 1999, we filed a registration statement on Form S-4 with the Securities and Exchange Commission for the entire principal amount of the notes.

         (2) In April 1999, we issued to U.S. Telesource, Inc. 932,836 shares of Series C preferred stock, which are convertible into 1,119,403 shares of common stock, and 441,176 shares of Series D preferred stock, which are convertible into 441,176 shares of common stock, subject to adjustment. We also issued to U.S. Telesource, Inc. a warrant to purchase 180,000 shares of common stock at an exercise price of $6.70 per share. The aggregate consideration received for this issuance was $15 million.

         (3) In April 1999, we issued to Cisco Systems Capital Corporation a warrant to purchase 75,000 shares of common stock with an exercise price per share of $10.55 in connection with an equipment lease financing.

         (4) On April 2, 1999, we granted stock options to purchase an aggregate of 404,600 shares of common stock to employees and consultants with exercise prices of $16.00 per share pursuant to our stock option plan.

         The sales and issuances of these securities, except for those in (1) above, were exempt from registration under the Securities Act of 1933 pursuant to Rule 701 promulgated thereunder on the basis that these securities were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701, or pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering. The sales and issuances in (1) above were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and, in connection with the resales by the initial purchasers of the securities described in (1) above, Rule 144A thereunder.

    (d) On April 12, 1999, we completed the sale of 10,781,250 shares of common stock priced at $21.00 per share for an aggregate offering price of $226.4 million in an initial public offering led by an underwriting group consisting of Merrill Lynch & Co., Salomon Smith Barney, Hambrecht & Quist, and Thomas Weisel Partners LLC. The proceeds of the offering to us, net of underwriting fees and estimated offering expenses were approximately $210.1 million. The Registration Statement on Form S-1 filed by us with the SEC in connection with the offering (File No. 333-72409), as amended, was declared effective by the Commission on April 6, 1999.

         Since the completion of the offering, the net offering proceeds have been applied to the following uses in the following approximate amounts:

         - $113.2 million to purchase a portfolio of U.S. government securities that will be used for the first three years' interest payments on the senior notes;

         - $55.0 million to fund payments of collocation fees and purchases of equipment and furniture in our continuing development of network services in our existing markets and our planned rollout into additional markets;

         - $28.0 million for operating activities including salaries, consulting and legal expenses, network operations and overhead expenses; and

         - the remainder of the proceeds are invested in short-term securities to be used for future working capital and network build-out needs.

         All of the payments indicated above were direct or indirect payments to entities or persons other than our directors, officers or their associates, greater than 10% owners of any of our equity securities or our affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No defaults upon senior securities occurred during the quarter ended June 30, 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was submitted to a vote of security holders during the quarter ended June 30, 1999. All share numbers are on an as-converted to common stock basis.

1) Effective April 1, 1999, the stockholders approved by written consent an amendment to our 1999 Stock Incentive Plan to (i) increase the number of shares reserved for issuance under the plan, (ii) increase the plan's automatic annual share increase percentage and (iii) increase the maximum annual share increase permitted under the plan. A total of 37,030,188 shares were voted in favor of this written consent. Votes were not received with respect to the remaining 21,648,409 shares then outstanding.

ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27.1     Financial Data Schedule

         99.1*++ ACI Plus Service Agreement, dated April 6, 1999, by and between the Registrant and Qwest Communications Corporation.

         * Previously filed with the Commission as an exhibit to the registration statement on Form S-4 (File No. 333-82637) and incorporated herein by reference.

         ++ Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Registrant's Application Requesting Confidential Treatment under Rule 406 under the Securities Act.

(b)      Reports on Form 8-K:

         There have been no reports on Form 8-K filed during the quarter ended June 30, 1999.

                           RHYTHMS NETCONNECTIONS INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



/s/ Scott C. Chandler
----------------------------------------------------
Scott C. Chandler
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)

August 10, 1999