Form 10-Q/A
period 1999-06-30
RHYTHMS NET CONNECTIONS INC
filed 1999-09-03
CIK 1065869

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 --------------


                                   FORM 10-Q/A



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

As of August 10, a total of 72,244,406 shares of the Registrant's common stock, $0.001 par value, were issued and outstanding.

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

September 3, 1999