Form 10-Q
period 1999-09-30
RHYTHMS NET CONNECTIONS INC
filed 1999-11-15
CIK 1065869

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        Commission File Number 333-59393

                            ------------------------

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

As of November 10, 1999, a total of 77,141,961 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          RHYTHMS NETCONNECTIONS INC.
                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The following are three-month third quarter and nine-month year-to-date, as applicable, consolidated financial statements of the Registrant as of and through September 30, 1999.

                          RHYTHMS NETCONNECTIONS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31    SEPTEMBER 30
                                                                  1998           1999
                                                              ------------   -------------
                                                                      (UNAUDITED)
ASSETS:
  Current assets:
    Cash and cash equivalents...............................  $21,315,000    $ 273,694,000
    Short-term investments..................................  115,497,000      171,193,000
    Restricted cash.........................................           --       35,028,000
    Accounts, loans, interest, and other receivables, net...    2,376,000        9,243,000
    Inventory...............................................      340,000        3,132,000
    Prepaid expenses and other current assets...............      230,000          936,000
                                                              ------------   -------------
      Total current assets..................................  139,758,000      493,226,000
  Equipment and furniture, net..............................   11,510,000       99,022,000
  Collocation fees, net.....................................   13,804,000       50,406,000
  Restricted cash...........................................           --       78,332,000
  Deferred business acquisition costs, net..................           --       19,988,000
  Deferred debt issue costs, net............................    6,304,000       16,385,000
  Other assets..............................................      350,000          712,000
                                                              ------------   -------------
                                                              $171,726,000   $ 758,071,000
                                                              ============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Current liabilities:
    Current portion of long-term debt.......................  $   333,000    $     333,000
    Accounts payable........................................   10,601,000       21,616,000
    Interest payable........................................       39,000       18,226,000
    Accrued expenses and other current liabilities..........    2,816,000       16,541,000
                                                              ------------   -------------
      Total current liabilities.............................   13,789,000       56,716,000
  Long-term debt............................................      472,000          194,000
  13.50% senior discount notes due 2008, net                  157,465,000      174,599,000
  12.75% senior notes due 2009                                         --      325,000,000
  Other liabilities.........................................      180,000          145,000
                                                              ------------   -------------
      Total liabilities.....................................  171,906,000      556,654,000
                                                              ------------   -------------
  Mandatorily redeemable common stock warrants..............    6,567,000        1,069,000
                                                              ------------   -------------
  Stockholders' equity:
    Series A convertible preferred stock, $0.001 par value;
     12,900,000 shares authorized in 1998, no shares
     authorized in 1999; 12,855,094 shares issued and
     outstanding in 1998, no shares issued and outstanding
     in 1999................................................       13,000               --
    Series B convertible preferred stock, $0.001 par value;
     4,044,943 shares authorized in 1998, no shares
     authorized in 1999; 4,044,943 shares issued and
     outstanding in 1998, no shares issued and outstanding
     in 1999................................................        4,000               --
    Common stock, $0.001 par value; 80,049,892 shares
     authorized in 1998, 250,000,000 shares authorized in
     1999; 8,042,530 shares issued in 1998, 77,318,242
     shares issued in 1999..................................        8,000           77,000
    Treasury stock, at cost; 438,115 shares in 1998 and
     488,890 shares in 1999.................................      (18,000)         (28,000)
    Additional paid-in capital..............................   37,212,000      366,293,000
    Warrants................................................           --       10,397,000
    Deferred compensation...................................   (5,210,000)      (9,102,000)
    Accumulated deficit.....................................  (38,756,000)    (167,289,000)
                                                              ------------   -------------
      Total stockholders' equity (deficit)..................   (6,747,000)     200,348,000
                                                              ------------   -------------
                                                              $171,726,000   $ 758,071,000
                                                              ============   =============

   The accompanying notes are an integral part of these financial statements.

                          RHYTHMS NETCONNECTIONS INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                        ---------------------------   ----------------------------
                                        SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30   SEPTEMBER 30
                                            1998           1999           1998           1999
                                        ------------   ------------   ------------   -------------
                                                (UNAUDITED)                   (UNAUDITED)
REVENUE:
  Service and installation, net.......  $    166,000   $  3,317,000   $    248,000   $   5,618,000
                                        ------------   ------------   ------------   -------------
OPERATING EXPENSES:
  Network and service costs...........     1,404,000     21,800,000      2,072,000      39,971,000
  Selling, marketing, general and
    administrative....................     7,059,000     28,653,000     14,040,000      64,771,000
  Depreciation and amortization.......       472,000      3,977,000        507,000       6,121,000
  Amortized deferred business
    acquisition costs.................            --      1,550,000             --       3,202,000
                                        ------------   ------------   ------------   -------------
    Total operating expenses..........     8,935,000     55,980,000     16,619,000     114,065,000
                                        ------------   ------------   ------------   -------------
LOSS FROM OPERATIONS..................    (8,769,000)   (52,663,000)   (16,371,000)   (108,447,000)
                                        ------------   ------------   ------------   -------------
OTHER INCOME AND EXPENSE:
  Interest income.....................     2,160,000      7,344,000      3,834,000      15,673,000
  Interest expense (including
    amortized debt discount and issue
    costs)............................    (5,280,000)   (16,500,000)    (8,501,000)    (35,871,000)
  Other income........................         8,000         41,000          8,000         112,000
                                        ------------   ------------   ------------   -------------
NET LOSS..............................  $(11,881,000)  $(61,778,000)  $(21,030,000)  $(128,533,000)
                                        ============   ============   ============   =============
NET LOSS PER SHARE:
  Basic...............................  $      (3.47)  $      (0.89)  $      (7.89)  $       (2.80)
                                        ============   ============   ============   =============
  Diluted.............................  $      (3.47)  $      (0.89)  $      (7.89)  $       (2.80)
                                        ============   ============   ============   =============
SHARES USED IN COMPUTING NET LOSS PER
  SHARE:
  Basic...............................     3,421,097     69,646,044      2,659,426      45,893,691
                                        ============   ============   ============   =============
  Diluted.............................     3,421,097     69,646,044      2,659,426      45,893,691
                                        ============   ============   ============   =============

   The accompanying notes are an integral part of these financial statements.

                          RHYTHMS NETCONNECTIONS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30    SEPTEMBER 30
                                                                  1998            1999
                                                              -------------   -------------
                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(21,030,000)   $(128,533,000)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation of equipment and furniture.................       470,000        4,976,000
    Amortization of collocation fees........................        37,000        1,144,000
    Amortization of deferred business acquisition costs.....            --        3,202,000
    Amortization of deferred debt issue costs and debt
     discount...............................................     8,446,000       17,542,000
    Amortization of deferred compensation...................       407,000        2,541,000
    Amortization of gain on sale of equipment to leasing
     company................................................            --         (110,000)
    Changes in assets and liabilities:
      Increase in accounts, loans, interest, and other
       receivables, net.....................................    (1,179,000)      (6,867,000)
      Increase in inventory.................................      (285,000)      (2,792,000)
      Increase in prepaid expenses and other current
       assets...............................................       (65,000)        (706,000)
      Increase in other assets..............................      (207,000)        (362,000)
      Increase (decrease) in accounts payable...............     2,708,000         (957,000)
      Increase in interest payable..........................            --       18,187,000
      Increase in accrued expenses and other current
       liabilities..........................................     1,330,000       13,725,000
      Increase in other liabilities.........................       209,000           75,000
                                                              -------------   -------------
        Net cash used for operating activities..............    (9,159,000)     (78,935,000)
                                                              -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments.....................  (133,703,000)    (237,273,000)
    Maturities of short-term investments....................            --      181,577,000
    Purchases of government securities as restricted cash...            --     (113,360,000)
    Purchases of equipment and furniture....................    (7,981,000)    (104,271,000)
    Payments of collocation fees............................    (8,450,000)     (37,746,000)
                                                              -------------   -------------
        Net cash used for investing activities..............  (150,134,000)    (311,073,000)
                                                              -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from leasing company for equipment.............     6,606,000       23,755,000
    Proceeds from issuance of 13.50% senior discount notes
     and warrants...........................................   150,365,000               --
    Proceeds from issuance of 12.75% senior notes...........            --      325,000,000
    Payments of debt issue costs............................    (6,403,000)     (10,489,000)
    Proceeds from borrowings on long-term debt..............       432,000               --
    Repayments of long-term debt............................      (139,000)        (278,000)
    Proceeds from issuance of common stock..................       229,000      246,756,000
    Proceeds from issuance of preferred stock and
     warrants...............................................    18,292,000       75,000,000
    Payments of equity issue costs..........................       (19,000)     (17,347,000)
    Purchases of treasury stock.............................            --          (10,000)
                                                              -------------   -------------
        Net cash provided by financing activities...........   169,363,000      642,387,000
                                                              -------------   -------------
Net increase in cash and cash equivalents...................    10,070,000      252,379,000
Cash and cash equivalents at beginning of period............    10,166,000       21,315,000
                                                              -------------   -------------
Cash and cash equivalents at end of period..................  $ 20,236,000    $ 273,694,000
                                                              =============   =============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $     53,000    $      42,000
                                                              =============   =============
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
    Equipment purchases payable, to be financed through
     operating leases.......................................  $    640,000    $          --
                                                              =============   =============
    Equipment and furniture purchases payable...............  $         --    $  11,972,000
                                                              =============   =============
    Intangible business acquisition costs arising from
     issuance of preferred stock and warrants...............  $  6,567,000    $  23,190,000
                                                              =============   =============

   The accompanying notes are an integral part of these financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                SERIES A              SERIES B             SERIES C
                                               CONVERTIBLE           CONVERTIBLE          CONVERTIBLE
                                             PREFERRED STOCK       PREFERRED STOCK      PREFERRED STOCK
                                            $0.001 PAR VALUE      $0.001 PAR VALUE     $0.001 PAR VALUE
                                          ---------------------  -------------------  -------------------
                                           # SHARES     AMOUNT    # SHARES   AMOUNT    # SHARES   AMOUNT
                                          -----------  --------  ----------  -------  ----------  -------
Balance at December 31, 1998............   12,855,094  $ 13,000   4,044,943  $4,000           --  $   --
Issuance of common stock in initial
  public offering in April 1999
  (unaudited)...........................           --        --          --      --           --      --
Issuance of common stock in secondary
  offering in September 1999
  (unaudited)...........................           --        --          --      --           --      --
Issuance of common stock upon exercise
  of options for cash ($0.04 to $16.00
  per share) (unaudited)................           --        --          --      --           --      --
Issuance of common stock upon cashless
  exercise of warrants ($1.85 per share)
  in May and June 1999 (unaudited)......           --        --          --      --           --      --
Issuance of common stock upon cashless
  exercise of warrants ($0.004 per
  share) in August 1999 (unaudited).....           --        --          --      --           --      --
Issuance of Series C preferred stock and
  warrants for cash ($8.04 per share) in
  March and April 1999 (unaudited)......           --        --          --      --    8,395,655   8,000
Issuance of Series D preferred stock and
  warrants for cash ($8.04 per share) in
  April 1999 (unaudited)................           --        --          --      --           --      --
Business relationship value arising from
  issuance of Series C and Series D
  preferred stock in March and April
  1999 (unaudited)......................           --        --          --      --           --      --
Conversion of preferred stock to common
  upon initial public offering in April
  1999 (unaudited)......................  (12,855,094)  (13,000) (4,044,943) (4,000)  (8,395,655) (8,000)
Costs arising from issuances of Series C
  and Series D preferred stock in March
  and April 1999 (unaudited)............           --        --          --      --           --      --
Costs arising from public offerings in
  April and September 1999
  (unaudited)...........................           --        --          --      --           --      --
Purchase of treasury stock for cash
  ($0.04 to $16.00 per share)
  (unaudited)...........................           --        --          --      --           --      --
Issuance of warrants to leasing
  companies in March, April and July
  1999 (unaudited)......................           --        --          --      --           --      --
Issuance of warrants to business partner
  in April 1999 (unaudited).............           --        --          --      --           --      --
Deferred compensation from grants of
  options to purchase common stock
  (unaudited)...........................           --        --          --      --           --      --
Amortization of deferred compensation
  (unaudited)...........................           --        --          --      --           --      --
Reversal of deferred compensation from
  cancellation of grants to purchase
  common stock (unaudited)..............           --        --          --      --           --      --
Net loss through September 30, 1999
  (unaudited)...........................           --        --          --      --           --      --
                                          -----------  --------  ----------  -------  ----------  -------
Balance at September 30, 1999
  (unaudited)...........................           --  $     --          --  $   --           --  $   --
                                          ===========  ========  ==========  =======  ==========  =======

                                               SERIES D
                                             CONVERTIBLE
                                           PREFERRED STOCK       COMMON STOCK        TREASURY STOCK
                                           $0.001 PAR VALUE    $0.001 PAR VALUE         AT COST
                                          ------------------  -------------------  ------------------
                                          # SHARES   AMOUNT    # SHARES   AMOUNT   # SHARES   AMOUNT
                                          --------  --------  ----------  -------  --------  --------
Balance at December 31, 1998............       --   $     --   8,042,530  $8,000   438,115   $(18,000)
Issuance of common stock in initial
  public offering in April 1999
  (unaudited)...........................       --         --  10,781,250  11,000        --         --
Issuance of common stock in secondary
  offering in September 1999
  (unaudited)...........................       --         --     594,279      --        --         --
Issuance of common stock upon exercise
  of options for cash ($0.04 to $16.00
  per share) (unaudited)................       --         --   2,610,158   3,000        --         --
Issuance of common stock upon cashless
  exercise of warrants ($1.85 per share)
  in May and June 1999 (unaudited)......       --         --     252,112      --        --         --
Issuance of common stock upon cashless
  exercise of warrants ($0.004 per
  share) in August 1999 (unaudited).....       --         --   3,961,862   4,000        --         --
Issuance of Series C preferred stock and
  warrants for cash ($8.04 per share) in
  March and April 1999 (unaudited)......       --         --          --      --        --         --
Issuance of Series D preferred stock and
  warrants for cash ($8.04 per share) in
  April 1999 (unaudited)................  441,176         --          --      --        --         --
Business relationship value arising from
  issuance of Series C and Series D
  preferred stock in March and April
  1999 (unaudited)......................       --         --          --      --        --         --
Conversion of preferred stock to common
  upon initial public offering in April
  1999 (unaudited)......................  (441,176)       --  51,076,051  51,000        --         --
Costs arising from issuances of Series C
  and Series D preferred stock in March
  and April 1999 (unaudited)............       --         --          --      --        --         --
Costs arising from public offerings in
  April and September 1999
  (unaudited)...........................       --         --          --      --        --         --
Purchase of treasury stock for cash
  ($0.04 to $16.00 per share)
  (unaudited)...........................       --         --          --      --    50,775    (10,000)
Issuance of warrants to leasing
  companies in March, April and July
  1999 (unaudited)......................       --         --          --      --        --         --
Issuance of warrants to business partner
  in April 1999 (unaudited).............       --         --          --      --        --         --
Deferred compensation from grants of
  options to purchase common stock
  (unaudited)...........................       --         --          --      --        --         --
Amortization of deferred compensation
  (unaudited)...........................       --         --          --      --        --         --
Reversal of deferred compensation from
  cancellation of grants to purchase
  common stock (unaudited)..............       --         --          --      --        --         --
Net loss through September 30, 1999
  (unaudited)...........................       --         --          --      --        --         --
                                          --------  --------  ----------  -------  -------   --------
Balance at September 30, 1999
  (unaudited)...........................       --   $     --  77,318,242  $77,000  488,890   $(28,000)
                                          ========  ========  ==========  =======  =======   ========


                                                                                                      TOTAL
                                           ADDITIONAL                                             STOCKHOLDERS'
                                            PAID-IN                    DEFERRED     ACCUMULATED      EQUITY
                                            CAPITAL      WARRANTS    COMPENSATION     DEFICIT       (DEFICIT)
                                          ------------  -----------  ------------  -------------  -------------
Balance at December 31, 1998............  $ 37,212,000  $        --  $(5,210,000)  $ (38,756,000) $  (6,747,000)
Issuance of common stock in initial
  public offering in April 1999
  (unaudited)...........................   226,395,000           --           --              --    226,406,000
Issuance of common stock in secondary
  offering in September 1999
  (unaudited)...........................    17,233,000           --           --              --     17,233,000
Issuance of common stock upon exercise
  of options for cash ($0.04 to $16.00
  per share) (unaudited)................     3,114,000           --           --              --      3,117,000
Issuance of common stock upon cashless
  exercise of warrants ($1.85 per share)
  in May and June 1999 (unaudited)......            --           --           --              --             --
Issuance of common stock upon cashless
  exercise of warrants ($0.004 per
  share) in August 1999 (unaudited).....     5,494,000           --           --              --      5,498,000
Issuance of Series C preferred stock and
  warrants for cash ($8.04 per share) in
  March and April 1999 (unaudited)......    60,368,000    7,124,000           --              --     67,500,000
Issuance of Series D preferred stock and
  warrants for cash ($8.04 per share) in
  April 1999 (unaudited)................     6,317,000    1,183,000           --              --      7,500,000
Business relationship value arising from
  issuance of Series C and Series D
  preferred stock in March and April
  1999 (unaudited)......................    21,100,000           --           --              --     21,100,000
Conversion of preferred stock to common
  upon initial public offering in April
  1999 (unaudited)......................       (26,000)          --           --              --             --
Costs arising from issuances of Series C
  and Series D preferred stock in March
  and April 1999 (unaudited)............      (245,000)          --           --              --       (245,000)
Costs arising from public offerings in
  April and September 1999
  (unaudited)...........................   (17,102,000)          --           --              --    (17,102,000)
Purchase of treasury stock for cash
  ($0.04 to $16.00 per share)
  (unaudited)...........................            --           --           --              --        (10,000)
Issuance of warrants to leasing
  companies in March, April and July
  1999 (unaudited)......................            --    1,180,000           --              --      1,180,000
Issuance of warrants to business partner
  in April 1999 (unaudited).............            --      910,000           --              --        910,000
Deferred compensation from grants of
  options to purchase common stock
  (unaudited)...........................     7,009,000           --   (7,009,000)             --             --
Amortization of deferred compensation
  (unaudited)...........................            --           --    2,541,000              --      2,541,000
Reversal of deferred compensation from
  cancellation of grants to purchase
  common stock (unaudited)..............      (576,000)          --      576,000              --             --
Net loss through September 30, 1999
  (unaudited)...........................            --           --           --    (128,533,000)  (128,533,000)
                                          ------------  -----------  -----------   -------------  -------------
Balance at September 30, 1999
  (unaudited)...........................  $366,293,000  $10,397,000  $(9,102,000)  $(167,289,000) $ 200,348,000
                                          ============  ===========  ===========   =============  =============

   The accompanying notes are an integral part of these financial statements.

                          RHYTHMS NETCONNECTIONS INC.

             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1--BASIS OF PRESENTATION:

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

NOTE 2--NET LOSS PER SHARE:

    Basic earnings per share is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted EPS is computed by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period in addition to the weighted average number of common stock equivalents outstanding for the period. Shares subject to repurchase by the Company are considered Common Stock equivalents for purposes of this calculation. Shares issuable upon conversion of preferred stock and upon the exercise of outstanding stock options and

                          RHYTHMS NETCONNECTIONS INC.

NOTE 2--NET LOSS PER SHARE: (CONTINUED)

warrants, and shares subject to repurchase by the Company totaling 50,125,301 and 13,261,271 at September 30, 1998 and 1999, respectively, have been excluded from the computation since their effect would be antidilutive.

NOTE 3--STOCKHOLDERS' EQUITY:

    On July 30, 1999, the Company entered into a 36-month lease line that provides for $26,000,000 in equipment on an operating lease basis. In connection with this lease agreement, the Company issued 10,000 warrants to purchase common stock at a price of $50.00 per share, exercisable immediately. During the third quarter of 1999, the Company additionally agreed to terms on a 36-month lease line that provides for $30,000,000 in equipment on an operating lease basis.

    Effective August 17, 1999, the Company completed a secondary public offering of its common stock in a transaction that allowed certain holders of warrants issued in connection with the 13.5 percent Senior Discount Notes to exercise those warrants and sell the resulting Common Stock at $29.00 per share. A total of 3,961,862 shares were issued in the transaction; the Company received no proceeds from the sale of these shares. In connection with the secondary offering, the underwriters of the offering were allowed to purchase 594,279 shares of Common Stock from the Company for $29.00 per share. The sale of these shares was completed on September 14, 1999 and the Company received proceeds of $16,415,000, net of underwriting discount.

    During the third quarter of 1999, the Company granted options to employees to purchase a total 1,103,750 shares of Common Stock pursuant to its Stock Option/Stock Issuance Plan. During this same time, employees exercised previously granted options to purchase a total of 53,325 shares of Common Stock for total proceeds to the Company of $47,000.

NOTE 4--SUBSEQUENT EVENTS:

    On October 29, 1999, the Company completed a strategic investment in OCI Communications, Inc. ("OCI"), a provider of telecommunications services in Canada. In exchange for a $5,300,000 cash investment, the Company received warrants to purchase 763,680 shares of Class B Non-voting stock in OCI. These warrants are in the process of being registered and are expected to convert into Class B Non-voting shares before December 31, 1999. As part of this investment Rhythms received various rights, including the ability to appoint a representative to OCI's Board of Directors, among others. As part of this strategic relationship, the Company intends to create a joint venture with OCI to offer DSL-based services in selected Canadian markets.

                          RHYTHMS NETCONNECTIONS INC.
                                     PART I
                       FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We have based the following discussion and analysis on the consolidated financial statements of our company and this should be read in conjunction with our financial statements and the related footnotes presented previously. Certain statements we have set forth below constitute forward-looking statements. Forward-looking statements are based on our current expectations and projections about future events. They involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results anticipated or implied by the forward-looking statements. Given these uncertainties, we caution investors and prospective investors not to place undue reliance on any forward-looking statements. Factors discussed in the "Risk Factors" and "Business" sections contained in the Company's Registration Statement on Form S-3 as filed with the Securities and Exchange Commission on November 8, 1999 could, among other things, cause or contribute to differences from the forward-looking statements. We disclaim any obligation to publicly update or revise information contained in any forward-looking statement, whether as a result of new information, future events, or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this Form 10-Q might not occur.

RESULTS OF OPERATIONS:

    We are a leading service provider of high-speed local access networking solutions using DSL technology to businesses. We began offering commercial services in our first market in April 1998 and as of September 30, 1999 offer service in a total of 27 markets. We intend to continue our network rollout into an additional ten markets in 1999 and a further 33 markets by the end of year 2000.

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

    During the first nine-months of 1999, we continued the development of our business operations as follows:

    - entered one new market during the first quarter, nine new markets during the second quarter and ten new markets in the third quarter;

    - added 155 central office locations during the first quarter, 153 during the second quarter and 347 during the third quarter for a total of 855 central offices at September 30, 1999;

    - added service to 735 DSL lines during the first quarter, 2,105 during the second quarter and 3,450 during the third quarter for a total of 6,700 DSL lines at September 30, 1999; and

    - increased headcount by 170 employees during the first quarter, 225 during the second quarter and 300 during the third quarter for a total of approximately 880 employees at September 30, 1999.

    We have incurred operating losses, net losses and negative operating cash flow for each month since our formation. As of September 30, 1999, we had an accumulated deficit of approximately $167.3 million. We expect to substantially increase our expenditures and operating expenses as we continue our rapid expansion of our infrastructure and network services. We expect to incur substantial operating losses, net losses, and negative cash flow during the network build-out and the initial penetration of each new market we enter. We expect to continue these losses for at least the next several years.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1998

    For the three months ended September 30, 1999, we recorded revenues of $3.3 million and network and service costs of $21.8 million. This compares to revenues of $166,000 and network and service costs of $1.4 million during the same period in the prior year. The substantial increases in both revenues and costs in 1999 is a result of our continued rapid expansion. Each new market we enter provides us with an additional revenue opportunity, but also higher costs until we have an established customer base in the market. As of September 30, 1999 we operated in 27 markets, compared to six markets at September 30, 1998. Our revenues are derived primarily from DSL service and installation charges, net of discounts given to customers upon service establishment. Network service costs include customer installation costs, line and backbone expenses, equipment operating leases, and repair and support costs.

    Our selling, marketing, general, and administrative expenses for the third quarter of 1999 were $28.7 million, which compares to $7.1 million in the prior year. This increase between years reflects our continuing increases in staffing levels, legal fees, and marketing efforts coinciding with the development and launch of new markets.

    We recorded depreciation and amortization of $4.0 million during the third quarter of 1999, a significant increase over the $472,000 recorded during the third quarter of 1998. This increase reflects the rapid expansion of our network and includes amortization of collocation fees and depreciation on operating equipment as we turn up service in each new location.

    During the first and second quarters of 1999, we entered into strategic arrangements with Microsoft Corporation and Qwest Communications Corporation. In addition to their investments in our company totaling $45.0 million, the strategic arrangements provide for certain other business relationships. Combined, these business relationships are valued at $21.1 million and we have capitalized these costs as deferred assets. We are amortizing these assets over three- and five-year periods. Accordingly, during the third quarter of 1999 we recorded $1.6 million in amortized deferred business acquisition costs that have no corresponding amortization in the prior year.

    During the third quarter of 1999 we recorded interest income of $7.3 million. During the third quarter in 1998 we recorded interest income of $2.2 million. The increase between years primarily resulted from a substantial increase in invested cash balances. As of September 30, 1999, we had cash and investments totaling $558.2 million, compared to cash and investments of $153.9 million at September 30, 1998. The increase during 1999 resulted from a variety of financing activities, including:

    - issuing Series C and Series D preferred stock and warrants totaling $75.0 million in March and April 1999;

    - issuing common stock upon our initial public offering in April 1999 for cash proceeds of $210.1 million;

    - issuing 12.75 percent senior debt in April 1999 for cash proceeds of $314.5 million;

    - executing equipment lease lines totaling $44.0 million in March and April 1999;

    - executing equipment lease lines totaling $56 million in July and September; and

    - issuing common stock upon our secondary public offering in August 1999 for cash proceeds of $16.4 million.

    While we recorded increased interest income on the invested cash balances, we also recorded higher interest expense during 1999 as compared to 1998. For the quarter ended September 30, 1999 we had interest expense of $16.5 million which compared to $5.3 million for the same period in the prior year. This increase primarily resulted from the senior debt we issued in April 1999.

    We continue to be in a net operating loss tax position through September 30, 1999; consequently, we have not recorded a provision for income taxes for periods through September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1998

    We recorded $5.6 million in revenues for the nine months ended
September 30, 1999 compared to $248,000 in revenues for the nine months ended September 30, 1998. Our network and service costs for the nine-month periods were $40.0 million in 1999 compared to $2.1 million in 1998. The increases in both revenues and costs resulted from the continued expansion of our operations, as more fully detailed above.

    During the first nine months of 1999, our selling, marketing, general, and administrative expenses were $64.8 million, which compares to $14.0 million during the first nine months of 1998. This increase resulted primarily from additional salary, overhead, marketing, and legal expenses associated with our continuing expansion, as more fully detailed above.

    Depreciation and amortization for the nine-month periods was $6.1 million in 1999 and $507,000 in 1998. As we continue our expansion into additional markets and central offices, as discussed above, we employ additional equipment and collocation sites that we begin depreciating when we place them in service.

    The increase in amortized deferred business acquisition costs between years from zero for the nine months ended September 30, 1998 to $3.2 million for the nine months ended September 30, 1999 is a result of the Microsoft and Qwest business relationships as discussed above.

    Interest income was $15.7 million and interest expense was $35.9 million for the nine months ended September 30, 1999. This compares to interest income of $3.8 million and interest expense of $8.5 million for the same nine-month period in 1998. The increases in 1999 resulted from our financing activities that are described above. The primary financing activities included our initial public offering of common stock and our issuance of senior debt in April 1999. We invested the proceeds from these financings, which provided increased interest income. Interest and issue cost amortization on the debt, however, contributed to a large increase in interest expense for 1999.

LIQUIDITY AND CAPITAL RESOURCES:

    The development and expansion of our business requires significant capital expenditures. These capital expenditures primarily include build-out costs such as the procurement, design, and construction of our connection points and one or two metro service center locations in each market, as well as other costs that support our network design.

    The number of targeted central offices in each market varies, as does the average capital cost to build our connection points in each market. Capital expenditures, including payments for collocation fees, were $142.0 million during the first nine months of 1999. We sold approximately $23.8 million of these purchases to a leasing company and are currently leasing the equipment back on an operating-lease basis. We expect our capital expenditures to be higher in future periods, arising primarily from payments of collocation fees and the purchase of infrastructure equipment necessary for the development and expansion of our network.

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

    Through September 30, 1999, we have financed our operations and market build-outs primarily through:

    - issuing 12.75 percent senior notes in April 1999 for $314.5 million in net proceeds;

    - issuing common stock in April 1999 in our initial public offering for $210.1 million in net proceeds; issuing common stock in August 1999 resulting in $16.4 million in net proceeds to the company

    - issuing 13.50 percent senior discount notes in May 1998 for $144.0 million in net proceeds;

    - private placements of equity totaling $105.8 million; and

    - executing equipment lease lines totaling $124.5 million.

    As of September 30, 1999, we had $558.2 million in cash and investments and we had an accumulated deficit of $167.3 million.

    For the nine months ended September 30, 1998 and September 30, 1999, we used cash of $9.2 million and $78.9 million, respectively in our operating activities. This cash was used for a variety of operating purposes including salaries, consulting and legal expenses, network operations, marketing, and overhead expenses. For the nine months ended September 30, 1998 and September 30, 1999, we used net cash of $150.1 million and $311.1 million, respectively, for investing activities. We used this cash primarily for purchases of short-term investments and equipment and payments of collocation fees. Net cash provided by financing activities for the nine months ended September 30, 1998 and September 30, 1999 was $169.3 million and
$642.4 million, respectively. These funds were generated primarily from the issuances of equity and senior debt as described above.

    We expect our operating losses and capital expenditures to increase substantially in the near-term, primarily due to our network expansion. We believe that our existing cash and investment balances as of September 30, 1999, together with the anticipated future revenue generated from operations, will be sufficient to fund our operating losses, capital expenditures, lease payments, and interest payments through approximately October 2000. We expect that additional financing will be required in the future. We may attempt to raise financing through some combination of commercial bank borrowings, leasing, vendor financings, or the private or public sale of equity or debt securities. Future equity or debt financings may not be available to us at all, or, if available, may not be on favorable terms. If we are unable to obtain financing in the future, we will continue the expansion of our operations on a reduced scale based on our existing capital resources.

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

WE CANNOT PREDICT OUR SUCCESS BECAUSE OUR BUSINESS MODEL IS UNPROVEN

    We have not validated our business model and strategy in the market. We believe that the combination of our unproven business model and the highly competitive and fast changing market in which we compete makes it impossible to predict the extent to which our network service will achieve market acceptance and our overall success. To be successful, we must develop and market network services that are widely accepted by businesses at profitable prices. We may never be able to deploy our network as planned, achieve significant market acceptance, favorable operating results or profitability or generate sufficient cash flow to repay our debt. Of the approximately 6,700 lines that are in service, we installed approximately 65% to only five customers. None of our large business customers has rolled out our services broadly to its employees, and we cannot be certain when or if these rollouts will occur. We will not receive significant revenue from our large customers unless these rollouts occur. Any continued or ongoing failure for any reason of large business customers to roll out our services, failure to validate our business model in the market, including failure to build out our network, achieve widespread market acceptance or sustain desired pricing would materially and adversely affect our business, prospects, operating results, and financial condition.

WE EXPECT OUR LOSSES TO CONTINUE

    We have incurred losses and experienced negative operating cash flow for each month since our formation. As of September 30, 1999, we had an accumulated deficit of approximately $167.3 million. We intend to rapidly and substantially increase our expenditures and operating expenses in an effort to expand our network services. We expect to have annual interest and amortization expense relating to our 1998 senior discount notes and 1999 senior notes of approximately $52.2 million in 1999 and increasing to $81.0 million in 2003. In addition, we may incur more debt in the future. Furthermore, as a result of recent business relationships arising from preferred stock and warrant issuances and of previous stock option grants, we anticipate that there will be significant charges to earnings in future periods. We estimate that these charges will total approximately $6.2 million per year over each of the next several years. As a result of these factors, we expect to incur substantial operating and net losses and negative operating cash flow for the foreseeable future. We will need to obtain additional financing to pay our expenses and to make payments on our debt. We cannot give you any assurance about whether or when we will have sufficient revenues to satisfy our funding requirements or pay our debt service obligations.

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

    Because we compete with incumbent carriers in our markets, they may be reluctant to cooperate with us. The incumbent carriers may experience, or claim to experience, a shortage of collocation space or transmission capacity. If this occurs, we may not have alternate means of connecting our DSL equipment with the copper lines or connecting our equipment in central offices to Metro Service Centers. We have experienced rejections of some of our collocation applications on the grounds that no space is available. We may receive additional rejections in the future. The number of other competitive local exchange carriers that request collocation space will also affect the availability of collocation space and transmission capacity. If we are unable to obtain physical collocation space or transmission capacity from our targeted incumbent carriers, we may face delays, additional costs or an inability to provide services in certain locations. In many cases where our application for physical collocation is rejected, we expect to have the option of adjacent location -- where we install our equipment in a building that is very close to the incumbent carrier central office -- or virtual collocation -- where the incumbent carrier manages and operates our equipment. While we have used adjacent and virtual collocation in our network, those alternatives reduce our control over our equipment, and therefore may reduce the level of quality and service we provide to our customers. We are currently in an arbitration proceeding with SBC
Communications Inc. concerning the availability of DSL-enabled copper lines, as well as other operational issues. Delays in obtaining access to collocation space and telephone lines or the rejection of our applications for collocation could result in delays in, and increased expenses associated with, the rollout of our services, which in turn could have a material and adverse effect on our business, prospects, operating results, and financial condition.

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

OUR SUBSTANTIAL DEBT CREATES FINANCIAL AND OPERATING RISK

    We are highly leveraged, and we intend to seek additional debt funding in the future. As of September 30, 1999, we and approximately $500.1 million of outstanding debt and our debt made up 71.3% of our capitalization. We are not generating any meaningful revenue to fund our operations or to repay our debt. Our substantial leverage poses the risks that:

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

    Our executive officers and directors and principal stockholders together beneficially own 75.4% of the total voting power of our company. Accordingly, these stockholders are able to determine the composition of our Board of Directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock.

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

    Our Year 2000 plan applies to two areas: internal business systems and compliance by external customers and providers. We have completed our Year 2000 compliance testing for all of our internal systems and believe that they are Year 2000 compliant. Because we are a young company, we believe we have been able to build our business systems with the Year 2000 issue in mind. Therefore, there have been few Year 2000 changes required to our existing systems and applications. We have substantially completed a compliance check of our external customers and providers, except for the incumbent carriers. Based on responses from these third parties, other than the incumbent carriers, we have no information or data to suggest that they will experience Year 2000 problems that would materially and adversely affect our business. We have not been able to conduct a compliance check of incumbent carriers nor assess the incumbent carriers' Year 2000 compliance. To the extent that one or more incumbent carriers or other third parties experience Year 2000 problems, our network and services could be adversely affected. Furthermore, the purchasing patterns of our customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for our services. Any of these developments could have a material and adverse effect on our business, prospects, operating results, and financial condition. We have not fully determined the risks associated with the reasonably worst-case scenario and have not formulated a contingency plan to address Year 2000 issues. We do not expect to have a specific contingency plan in place in the future.

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

    The indentures governing our 1998 senior discount notes and 1999 senior notes require us to offer to repurchase all such notes for 101% of their principal amount or accreted value, as the case may be, plus any accrued interest and liquidated damages, within 30 days after a change of control. We might not have sufficient funds available at the time of any change of control to make any required payment, as well as any payment that may be required pursuant to any other outstanding indebtedness at the time, including our indebtedness to equipment financing lenders. These covenants may also deter third parties from entering into a change of control transaction with us. Furthermore, following the occurrence of certain change-of-control events, we must offer to repurchase for cash all of the outstanding warrants issued in connection with the senior discount notes.

THE PRICE OF OUR COMMON STOCK MAY DECLINE DUE TO SHARES ELIGIBLE FOR FUTURE SALE

    Sales of substantial amounts of our common stock in the public market, or the appearance that a large number of shares is available for sale, could adversely affect the market price for the common stock. The number of shares of common stock available for sale in the public market was previously limited by lock-up agreements that were entered into in connection with our initial public offering in April 1999 and our secondary offering in August 1999. Under such lock-up agreements in connection with our initial public offering, the holders of approximately 78.4% of our outstanding shares of common stock agreed not to sell or otherwise dispose of any of their shares until October 4, 1999. Under the lock-up agreements in connection with our secondary public offering, the holders of approximately 76.1% of our outstanding shares of common stock agreed not to sell or otherwise dispose of any of their shares until November 9, 1999.

    In addition to the adverse effect a price decline could have on holders of common stock, that decline would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

                          RHYTHMS NETCONNECTIONS INC.
                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There were no material changes in our legal proceedings during the quarter ended September 30, 1999.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) None.

    (b) None.

    (c) During the quarter ended September 30, 1999, we issued the following unregistered securities:

       (1) In July 1999, we issued a warrant to GATX Capital Corporation to purchase up to 10,000 shares of the Registrant's common stock at an exercise price of $50.00 per share in connection with an equipment lease financing. This warrant is exercisable immediately and expires on July 30, 2004.

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

    Since the completion of the offering, the net offering proceeds have been applied to the following uses in the following approximate amounts:

    - $90.0 million to fund payments of collocation fees and purchases of equipment and furniture in our continuing development of network services in our existing markets and our planned rollout into additional markets;

    - $60.0 million for operating activities including salaries, consulting and legal expenses, network operations and overhead expenses; and

    - the remainder of the proceeds are invested in short-term securities to be used for future working capital and network build-out needs.

    All of the payments indicated above were direct or indirect payments to entities or persons other than our directors, officers or their associates, greater than 10% owners of any of our equity securities or our affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    No defaults upon senior securities occurred during the quarter ended September 30, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the quarter ended September 30, 1999.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

       27.1 Financial Data Schedule

       10.1 Master Lease Agreement, dated July 30, 1999, by and between the Registrant and GATX Capital Corporation

    (b) Reports on Form 8-K:

        There have been no reports on Form 8-K filed during the quarter ended September 30, 1999.

                          RHYTHMS NETCONNECTIONS INC.
                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ SCOTT C. CHANDLER
--------------------------------------------
Scott C. Chandler
CHIEF FINANCIAL OFFICER AND EXECUTIVE VICE PRESIDENT

November 15, 1999