Form 10-K405
period 1999-12-31
RHYTHMS NET CONNECTIONS INC
filed 2000-03-30
CIK 1065869

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

     X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  -----
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1999
                                      OR

  _____        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER  333-59393

                          RHYTHMS NETCONNECTIONS INC.
                          ---------------------------
            (Exact Name of Registrant as Specified in its Charter)

                                   DELAWARE
        (State or Other Jurisdiction of Incorporation or Organization)

                                   33-0747515
                   (I.R. S. Employer Identification Number)

     6933 South Revere Parkway
     Englewood, CO                                      80112
     -------------                                      -----
     (Address of Principal Executive Office)          (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (303) 476-4200

       Securities Registered Pursuant to Section 12(b) of the Act:  NONE

  Securities Registered Pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                $.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.

                         (1)  Yes    X        No
                                    ----           ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10K or any
amendment to this Form 10-K.    [ X ]

The aggregate market value of voting common equity held by non-affiliates of the Registrant was approximately $2,642,913,141. This calculation is based upon the average bid and asked prices of such common equity on February 29, 2000 of $36.44, and the number of shares held by non-affiliates, which was 72,527,803 shares on December 31, 1999. The number of shares of the Registrant's $.001 par value Common Stock that was outstanding as of December 31, 1999 was 78,255,707.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference to portions of the issuing definitive proxy statement for the 2000 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 1999.

                                     PART 1

Item 1 - Business

     All statements contained herein that are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of Section 21E of the Securities Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers are urged to consider statements that include the terms "believe", "belief", "expects", "plans", "anticipates", "intends" or the like to be uncertain and forward-looking. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing.

     We are a leading provider of broadband local access communication services to businesses and consumers. Our services include high-speed, "always on" connections to the Internet and to private networks. We also offer a growing suite of network features and applications including Internet services that bring added value to our service offerings. We use multiple Digital Subscriber Line (DSL) technologies to provide data transfer rates ranging from 128 kbps to
7.1 Mbps delivering data to the user and from 128 kbps to 1.5 Mbps receiving data from the user. Accordingly, we believe that our peak network transfer rates to and from the user are higher than those of other national DSL service providers. For customers that subscribe at the 7.1 Mbps rate, our network provides data speeds to the user up to 125 times the speed of the fastest dial-up modem and over 55 times the speed of integrated services digital network
(ISDN) lines. We believe that our Internet Protocol (IP)-over-DSL network capability is unique compared to other national DSL service providers because it allows us to provide a broader range of IP internetworking capabilities in a simpler, more cost-effective way than those offered by traditional networking alternatives.

     Our customers include Internet service providers (ISPs), telecommunications carriers and broadband communication services resellers, which we refer to as broadband service providers. We also sell to businesses or enterprises that are not otherwise served by our broadband service provider customers. Internet service providers and broadband communication services resellers typically purchase our services in order to provide high-speed Internet access to their business and consumer end users. Telecommunications carriers typically purchase our services for resale to their Internet service provider affiliates and business customers. Enterprise customers typically purchase our services indirectly from our telecommunications carriers or directly from us to provide employees, branch offices and other affiliates with high-speed remote access to the enterprise's local and wide area networks.

     We believe we have one of the nation's largest DSL networks with over 1,200 built or operational collocation sites in incumbent carrier central offices providing access to approximately 30 million homes and businesses as of December 31, 1999. As of December 31, 1999, we had approximately 12,500 DSL lines in service and were providing service to approximately 1,500 broadband service providers and businesses. Our broadband service provider customers include MCI WorldCom, AT&T, Qwest, Level 3 Communications, Williams Communications, Intermedia Communications, UUNET, Microsoft Network, Flashcom, PSINet, SAVVIS Communications, CAIS Internet, Telocity, Phoenix Networks, Digital Island/Sandpiper Networks and iPhysicianNet. Our enterprise customers include Cisco, Ford Motor Company and SGI, among others. We believe our higher data transfer rates, combined with our network features and applications, allow us to record the highest average revenue per installed line per month among national DSL service providers. From our inception in February 1997 through September 30, 1999 our average revenue per installed line was approximately $131 per month.

     As of December 31, 1999, we offered our services in 38 markets and 67 of the largest metropolitan statistical areas (MSAs) in the United States, of which there are 314 total. We expect to complete the initial build-out of our network by the end of 2000. At that time we anticipate that our services will be offered in 70 markets and 108 MSAs, and our network will pass a total of 51 million homes and businesses, representing approximately 45% of U.S. homes and 50% of U.S. businesses.

     In addition to our high speed access services, we plan to offer an increasing variety of network features and applications such as voice-over-DSL. We believe these new services are important to increase our revenue. First, these services expand the size of our addressable market by enhancing and enabling new broadband services, such as video streaming, that cannot be practically achieved with narrowband communications connections. Second, certain of these services require higher speed connections that may result in higher average revenue per installed line per month for us. Third, some of these services may contain additional network features and applications that may provide us with additional recurring monthly revenue from our communication services resellers and business customers.

     To further our goal of offering network features and applications, we expect to continue to enter into business arrangements and trials with broadband service providers, such as our arrangements with Digital Island/Sandpiper Networks, as well as telecommunications carriers, such as our arrangements with MCI WorldCom and Level 3 Communications, and leading networking equipment providers such as our arrangements with Cisco.

     We intend to continue to explore expansion of our DSL network both in the United States and internationally. In October 1999 we invested $5.3 million in OCI Communications Inc., the parent company of Optel Communications Corporation, a competitive local exchange carrier in Canada. This investment was made in connection with our establishing a joint venture company, Rhythms Canada, with Optel in January 2000. Rhythms Canada is expected to develop a Canadian DSL network and offer dedicated high-speed DSL services to enterprise customers and telecommunications carriers throughout Canada.

Market Opportunity

Growing demand for broadband local access communications services

     Demand for broadband local access communication services is growing at a rapid rate as the use of the Internet, intranets and extranets increases. Industry experts believe that by 2003, 55% of all enterprises in the United States and 71% of all home-based businesses in the United States will be on-line.

     To remain competitive, small and medium-sized businesses increasingly need high-speed Internet connections to maintain complex web sites, access critical business information, communicate more effectively with employees, customers and business partners, and participate in the rapidly growing e-commerce market. According to industry analysts, Internet commerce revenue in the United States will reach $556 billion by 2002.

     Today, business spending for connecting remote workers, branch or affiliate offices and corporate headquarters to each other and to customers, suppliers and partners either through the Internet or private networks is large and growing. Much of that growth will be driven by enterprises seeking to find a cost effective way to make their remote workers, offices and affiliates as productive as those who have access to all of the high performance communications and networking resources available to workers located at the corporate headquarters.

     Today, a record number of households use the Internet for e-mail, information, entertainment and shopping. Increasingly, consumers are demanding high-speed remote access connections. According to industry analysts, the number of U.S.
residential subscribers to high-speed Internet access services should grow to
3.3 million by the end of 2000, and 16.6 million by 2004, up from 1.4 million at the end of 1999.

     Rapid adoption of new applications and services that are enhanced or enabled by broadband access is expected to further fuel the growth in broadband local access communication services. Collaboration services, such as video conferencing, are expected to grow rapidly, as are video and audio streaming services. Industry experts project that revenues from video services will increase from $469 million in 1998 to approximately $1.6 billion in 2002. Broadcast programming and on-line shopping are expected to grow dramatically in the consumer market.

     The trend toward convergence of voice, data and video services over a single, broadband, multimedia Internet Protocol network should further fuel the demand for broadband local access communication services. Historically, telecommunications service providers offered multiple, single purpose networks to deliver a range of voice and data services. Increasingly, small businesses and consumers will be able to purchase a full range of local and long distance voice services and features, Internet access services and video services over a single, cost-effective, high-speed DSL connection. Communications industry researchers project that by 2005, almost 25 million lines of voice-over-DSL will be deployed worldwide - with about one third of these lines being deployed in North America.

DSL is a cost-effective technology for broadband local access communication services

     We believe that traditional network alternatives are inadequate and costly as compared to DSL. Only a fraction of buildings in the United States are currently connected to high-speed fiber networks - typically large buildings in metropolitan areas, or clusters of buildings in regional campus parks. Consequently, the vast majority of connections to the Internet or private data networks are through slow, dial-up modems connected to the traditional circuit switched public telephone system. The data carrying capacity of the fastest commercially available dial-up modem is only 56 kbps, and the capacity of another alternative, ISDN, is only 128 kbps.

     DSL technology dramatically increases the data, voice and video carrying capacity of standard copper telephone lines. Our peak data transfer rates range as high as 7.1 Mbps which is up to 125 times the speed of the fastest dial-up modem and over 55 times the speed of ISDN lines. We anticipate that continued advances in semiconductor technology will continue to increase peak data transfer rates, and that equipment prices will decline as DSL technology continues to be broadly deployed.

     DSL services are generally favorably priced relative to other available alternatives, and can be less complex to order, install and maintain. Traditional T1 frame relay and private line services are considerably more costly than a DSL service, as are heavily used ISDN services that are priced based on usage. Consumer class DSL services generally are priced competitively with cable modem services.

     Because DSL technology uses existing copper telephone lines, a broad network deployment can be implemented rapidly and requires a lower initial fixed investment than some existing alternative technologies, such as fiber, cable modems, wireless data and satellite data communications systems. A significant portion of the cost of building a DSL network is directly related to the demand of paying subscribers, resulting in a success-based deployment of capital.

     Packet-based networks often are more efficient than traditional point-to-point networks, and allow end users to connect to any location that can be assigned an Internet Protocol address. Traditional point-to-point networks, including the traditional telephone networks and private line networks, are less efficient because they require a dedicated connection between two locations. Packet-based networks allow multiple users to share connections between locations.

Favorable regulatory environment exists for new broadband local access communication providers

     The 1996 Telecommunications Act allows competitive carriers to leverage the existing incumbent carrier infrastructure, as opposed to building a competing infrastructure at significant cost. The 1996 Telecommunications Act was designed to create an incentive for incumbent local exchange carriers that were formerly part of the Bell system to cooperate with competitive carriers. These incumbent local exchange carriers cannot provide long distance service until regulators determine that the incumbent local exchange carrier has met a "checklist" test showing that it is meeting the Act's requirements in opening its network and markets to competition. The 1996 Telecommunications Act requires traditional telephone companies, among other things:

     . to allow competitive telecommunications companies to lease copper telephone wires on a line-by-line basis;
     . to provide central office space for the competitive telecommunications companies' DSL and other equipment used to connect to the leased copper telephone wires;
     . to lease access on their central office fiber backbone to link the competitive telecommunications companies' equipment; and
     . to allow competitive telecommunications companies to use their operational support systems to place orders and access their databases.

The FCC, in interpreting the 1996 Telecommunications Act, has emphasized the need for competition-driven innovation in the deployment of advanced telecommunications services, such as DSL services.

Our Competitive Strengths

We offer an attractive value proposition compared to alternative local access communications services

     For end users that subscribe at the 7.1 Mbps rate, our network provides transfer speeds over 55 times the speed of ISDN lines at monthly rates similar to or lower than those for heavily used ISDN lines, and over four times the speed of T1 private lines and frame relay circuits at a substantially lower price. Because we use dedicated connections from each end user to the network of our broadband service providers and business customers, end users can receive dependable data transfer rates and reduce the risk of unauthorized access.

     Unlike dial-up modems and ISDN lines, the DSL solution is "always on," and provides 24 hour continuous connection. Users are not required to dial-up to connect to the Internet or their local area network for each use. In addition, our DSL network has been designed to allow us, for certain customers and services, to proactively and continuously monitor our network to the end user's DSL modem or router, eliminating the need for the end user to initiate a report of network malfunctions, as is the case with dial-up modems or ISDN lines.

Our network has been designed to be flexible and easily upgradeable to support new network features and applications

     Our network has been designed from the outset to be flexible and upgradeable to support new network features and applications. Because our network utilizes multiple technology platforms, we can provide higher end user speeds than other national providers, a broad range of IP internetworking capabilities in addition to traditional virtual point-to-point connectivity and various types of network traffic, including data, voice and video.

     The quality and characteristics of each end user's copper telephone wire are different. Because we use a variety of technologies we are able to select a solution that provides the highest speed available for each end user. As a result, as of December 31, 1999, users on our network were capable of receiving average data transfer rates of nearly
1.9 Mbps.

     Our network supports traditional transmission protocols such as Asynchronous Transfer Mode and frame relay, as well as the rapidly growing IP transmission protocol. Our IP over DSL network capability allows us to provide a broad range of IP internetworking capabilities in a simpler, more cost-effective manner compared to traditional protocols. For example, our network can give each user simultaneous access to the Internet and private networks using a single connection, the ability to take advantage of distributed content caching services in an internetworked environment, and the ability to add other emerging IP services such as voice-over-IP using their existing connection.

     Our network has also been designed to support multiple types of network traffic, starting with data and expanding to voice applications, including a variety of voice-over-DSL technologies, and video applications, including conferencing and streaming. Our network can also be easily upgraded, as it has been designed to incorporate new applications and features, thereby avoiding costly and time consuming network upgrades.

We have leveraged our early mover advantage to rapidly expand our dense, national network and grow our number of lines in service

     We were among the first to widely roll out national DSL services, offering commercial services in our first market in April 1998. This early start enabled us to rapidly expand our network to our targeted markets and develop early relationships with customers requiring a dense, national footprint. Because our initial network footprint in each market or MSA is extensive in coverage, we typically are able to make our services available to at least 70% of our customers' end user homes and businesses.

We have been able to establish customer relationships with recognized leaders in the networking industry

     We currently have strategic and/or customer relationships with many of the major interexchange carriers and fiber backbone providers including MCI WorldCom, AT&T, Qwest, Level 3 Communications, and Williams Communications. We also have customer relationships with many of the leading national business and consumer ISPs, including UUNET, Microsoft Network, PSINet, SAVVIS, Flashcom, Telocity and Phoenix Networks. MCI WorldCom has designated us as their preferred provider in its alternative carrier access provisioning system for DSL services in certain circumstances. MCI WorldCom and Qwest together have committed to purchase an aggregate 200,000 lines over a seven year period subject to penalties for failure to reach target commitments. Under the terms of our strategic partnership with Cisco, Cisco has agreed to jointly market and sell our networking solutions to its customer base in conjunction with our telecommunications carrier customers and engage in joint development projects with us, including voice-over-DSL and video streaming applications.

Our management team has extensive experience

     Our senior management team has extensive experience in developing next generation networking businesses, including:

     . Catherine Hapka, Chairman of the Board and Chief Executive Officer (former Executive Vice President, Markets at U S WEST Communications, Inc. and founder, President and Chief Operating Officer, !NTERPRISE Networking Services U S WEST's data networking business),

     . Steve Stringer, President and Chief Operating Officer (former Global Chief Operating Officer, GE Capital IT Solutions),

     . Scott Chandler, Chief Financial Officer (former President and CEO, C-COR.net),
     . Richard H. Johnston, Chief Sales Officer (former Executive Vice President of Sales, GE Capital IT Solutions),
     . Rand Kennedy, Senior Vice President Networks (former Principal Network Architect, CompuServe Incorporated),
     . B.P. Rick Adams Jr., Chief Marketing Officer (former Group Vice President, Marketing, MicroAge, Inc.) and
     . Michael S. Lanier, Chief Information Officer (former President of Technology Extension Corporation, L.L.C.)

Our Business Strategy

     Our goal is to become the leading national service provider of high performance networking solutions for broadband service providers and businesses. We intend to implement the following strategies to achieve our goal:

Complete our dense, national network build-out in our target markets and MSAs

     As of December 31, 1999, we offered service in 38 markets and 67 of the largest MSAs in the United States. When our initial network build-out is completed, which we expect to be by the end of 2000, our services will be offered in 70 markets and 108 MSAs, and our network will pass a total of 51 million homes and businesses, representing approximately 45% of homes and 50% of businesses in the United States.

     Network installation on this scale requires significant time and resources. Therefore, we believe our progress to date provides us a significant time-to-market advantage over our present and future competitors. We have gained significant build-out experience, which we believe will streamline our further expansion both in the United States and select international markets.

     In addition to our planned footprint covering 108 of the largest MSAs, our initial footprint in each market is dense, and covers a substantial majority of the central offices in each market that we enter. This is important, since our Internet service provider customers, telecommunications carrier and broadband communication services reseller customers desire to market their services broadly in each market. Enterprise customers also require a dense footprint in order to provide all employees remote access to the corporate network irrespective of where they reside. Typically, our initial footprint in each market serves a minimum of 70% of our target market. When sufficient demand materializes in those central offices that were not a part of our original plan, we intend to expand our build-out to include that central office.

Maintain and build our sales and marketing relationships with leading broadband service provider customers

     We principally target Internet service providers, telecommunications carriers and other broadband communications services resellers that can offer their end user customers cost and performance advantages for Internet access or private networks using our services. Our objectives in using these channels of distribution is to increase our volume and reduce our costs by serving multiple resellers and leveraging their selling efforts.

     We currently serve the large business market through our relationships with MCI WorldCom, AT&T and Qwest. We have fielded a direct applications and technical support force to support our partners' solutions-based selling effort in these large enterprises. In addition, as part of our alliance with Cisco, Cisco has agreed to jointly market and sell our services to large businesses on our behalf and on behalf of our telecommunications carrier customers. We believe our investment in a direct applications and technical support force will lead to a higher success rate for our telecommunications carrier customers, and a preference for our services.

     We primarily serve the small and medium business market through a number of national and regional Internet service providers, including the affiliates of our major telecommunications carrier customers. Currently, we have distribution relationships with many of the major national Internet service providers including UUNET, AT&T Internet Services (AIS), Qwest Internet Services, PSINet, Intermedia Communications and SAVVIS Communications, and a growing number of regional Internet service providers. In the future, we intend to continue to build the number of relationships we have with these Internet service providers.

     We also market our broadband communications services to small and medium businesses through our telemarketing and telesales division in markets where we do not have Internet service providers reselling our services. In markets where we have such Internet service provider relationships, we use our telemarketing and telesales division to generate leads on behalf of our broadband service providers.

     We expect to continue to build relationships with the growing number of new broadband communication service resellers who wish to resell our services as part of their Internet-based or content services, such as our relationship with iPhysicianNet.

     In December 1999, we announced the availability of a consumer Internet access service. Our consumer service is offered through Internet service providers such as Flashcom, Telocity, DSLnetworks and Phoenix Networks. We plan to add additional Internet service provider relationships in the future.

Expand the number of network features and applications we offer

     We seek to have our network support multiple features and applications that are enhanced and enabled by our broadband local access communications network. Our objective is to offer multiple features and applications to our customers that increase the value of our offering to their end users, thereby increasing the number of subscribers on our network and the revenue we receive for each network user. Network features and applications under development include voice-over-DSL and frame relay over DSL.

     In pursuing this objective, we intend to continue to collaborate with leading industry broadband application service providers such as Digital Island/Sandpiper Networks, as well as telecommunications carrier customers such as MCI WorldCom, and leading networking equipment and software providers such as Cisco and Microsoft to build our portfolio of network features and applications. For example, in June 1999, MCI WorldCom and we, in conjunction with Cisco and Jetstream Communications, successfully demonstrated multiple toll quality voice and high-speed data communications over a single copper line utilizing DSL technology. In addition, we are testing frame relay over DSL services with MCI WorldCom and Intermedia Communications, and we are currently participating in Microsoft's Windows Media Division's Broadband Jumpstart program to hold trials of streaming media video technology.

Lead the industry in customer service and build a reputation for being a desirable business partner

     As part of our strategy to provide a high level of customer satisfaction to obtain and retain customers and accelerate the adoption of our services, we intend to continue to enhance our efforts to provide superior service and customer care. Accordingly, we have developed a systematic approach to fully integrate our operations with our broadband service provider customers' operations to support functions such as order qualification, order entry, customer service, installation, service assurance and billing. In addition, we have invested and will continue to invest significant resources in process improvement and fully automated customer support systems. Our Network Operations Center is available to support our customers 24 hours a day, seven days a week. For certain customers and services, we will guarantee high quality service by providing carrier-class networking solutions including end-to-end proactive network monitoring and management through our Network Operations Center, as well as a full range of service level agreements. In addition, our network offers multiple security features, and has been designed so that we can scale and expand our network to meet demand.

Capitalize on new regulatory developments to advance our business

     The Federal Communications Commission (FCC) mandated "line sharing" in a November 1999 decision that became effective in mid 2000. Some details of implementation of this mandate may be reconsidered by the FCC. Line sharing requires existing incumbent local exchange carriers to permit competitive local exchange carriers to add data services existing copper telephone lines to provide services to the end-user. The Minnesota Public Utility Commission ordered line sharing as a matter of state law in December 1999. The California Public Utility Commission also ordered implementation of the FCC's order on line sharing and called for a shorter implementation time frame in February 2000. In February 2000, we successfully installed our first line sharing customer in Minnesota.

     Line sharing, where available, will allow us to provide our asymmetric DSL service on the same existing copper telephone lines as the existing incumbent local exchange carrier user to provide its voice service. Until the FCC's line sharing decision, we were required in every case to provision our asymmetric DSL services over a separate copper telephone wire from that used by the incumbent to provide its voice services to the same customer, which required the installation of an additional copper telephone wire to the customer's location. Most, if not all, of the traditional telephone companies provide their own asymmetric DSL services on the same line as existing voice services.

     We believe line sharing is an extremely important opportunity for us to enhance customer service and reduce cost. First, line sharing should significantly reduce the time it takes incumbent local exchange carriers to make their copper telephone wires available for our use. Second, line sharing should significantly reduce the one time installation cost in those cases where we do not need to send a technician to the customer site to install the service. Third, the monthly recurring charge we pay to the incumbent local exchange carrier for the use of the copper telephone wire should decline since the incumbent local exchange carrier does not incur a separate monthly charge for the use of the copper telephone line for its own DSL service.

Evaluate and selectively pursue attractive international markets

     In the future, we intend to replicate our network build-out, customer acquisition and operational knowledge in selected, attractive international market. In January 2000, we created a 50% owned joint venture with Optel Communications Corporation, known as Rhythms Canada. Rhythms Canada is expected to develop a Canadian DSL network and offer dedicated high-speed DSL services to enterprise customers and telecommunications carriers throughout Canada. We will continue to evaluate the merits of entering other international markets, as well as the best way for us to enter into optimal business entry structure for each market.

Strategic Partnerships

MCI WorldCom

     In March 1999, we started a strategic partnership with MCI WorldCom in which MCI WorldCom invested $30.0 million in us.

     . Providing DSL services to MCI WorldCom. We have been designated MCI WorldCom's first choice in its alternative carrier access provisioning system for DSL services in areas where we deploy our network for all new DSL services, except for services to certain subsidiaries and in locations where MCI WorldCom deploys its own DSL equipment. In addition, MCI WorldCom has committed to sell a minimum of 100,000 business quality DSL lines, subject to penalties for failure to reach target commitments. MCI WorldCom will have 60 months to place orders for these lines, starting on the date when we have 1,250 collocations in commercial service in at least 29 metropolitan statistical areas. As part of our agreement, we must provide specified service levels and have available capacity.

     . Obtaining network services from MCI WorldCom. We have designated MCI WorldCom as our preferred provider of network services, including metropolitan area network services and long-haul backbone services. MCI WorldCom has a right of first refusal to provide all of these services to us at market competitive terms.

     . Collaboration. We are jointly developing voice and data applications over a single DSL connection. For instance, in June 1999, MCI WorldCom and we, in conjunction with Cisco and Jetstream Communications, successfully demonstrated toll quality voice and high-speed data communications over a single copper line utilizing DSL technology. We have also formed a working group with MCI WorldCom to develop and implement the systems and procedures necessary to jointly deploy DSL service nationwide. We will collaborate with MCI WorldCom in selecting technologies and vendors to support our network deployments.

Microsoft

     In March 1999, we entered into a strategic partnership with Microsoft, in which Microsoft invested $30.0 million in us. We are working with Microsoft to trial a multiple feature consumer offering in Boston including high-speed Internet access, Internet services, Microsoft Network connectivity and streaming media. In conjunction with this trial, we are currently participating in Microsoft's Windows Media Division's Broadband Jumpstart program to hold trials of streaming media video technology.

Qwest

     In April 1999, we entered into a customer relationship with Qwest, in which Qwest invested $15.0 million in us. Pursuant to this relationship, among other things, Qwest has committed to purchase from us performance class DSL services for sale to its customers. In return, we have agreed to use Qwest's network and application hosting services in certain situations. The combined DSL line commitment from Qwest and MCI WorldCom totals 200,000 lines over several years.

Cisco

     In October 1998, we entered into a strategic partnership with Cisco, in which Cisco agreed to work jointly with us to sell our services to its customers including providing compensation to its sales representatives for selling our services. In addition, Cisco has committed to a joint marketing program with us to increase our market recognition among businesses and consumers. We have also contracted with Cisco to manage and upgrade its remote access program for 8,500 teleworkers nationwide.

Our Service Offerings

     We offer our customers solutions that address many of their broadband access networking needs. Our local connection services use a variety of DSL technologies to deliver high-speed, "always on" local access. We also aggregate traffic within metropolitan areas and route or switch the traffic to our broadband service provider customers, or to a corporate network within the same metropolitan area or another metropolitan area using our inter-network connections. In addition to local connections and metropolitan and wide area inter-network connections, we offer a growing suite of network features and applications that bring additional value-added services to our customers.

Local connection services

     Our local connection services connect individual users or multiple users on a local area network through our metropolitan network to our national network, the Internet or a telecommunications carrier network using DSL technology over traditional telephone lines. Our network is capable of data transfer rates ranging from 128 kbps to 7.1 Mbps. Unlike dial-up modems and ISDN lines, our DSL solution is "always on"; it does not require users to dial-up to connect to the Internet or their local area network for each use.

     We place DSL equipment both at the customer premises a residence or business and in the central office that services that specific customer premises. There are typically many incumbent carrier central offices in each metropolitan area. We connect the DSL equipment in each central office to one of our Metro Service Centers so that we can route or switch network traffic to either a local destination, a national destination, or the Internet.

     For our local connection services, the speed and effectiveness of the DSL connection will vary based on a number of factors, including the distance of the end user from the central office and the condition of the copper telephone line that connects the end user to the central office. The specific number of potential users who will qualify for higher speeds will vary by central office and will be affected by line quality. In the future, we intend to examine adding additional high-speed local access technologies to our offering as they are developed, including emerging wireless technologies. The chart below compares the performance and range of our local connection services as of December 31, 1999.

            Speed to      Speed From      Range*      Technology**
            End User       End User       (feet)      ------------
            --------       --------       ------

             144 kbps     144 kbps***     50,000      IDSL****
             256 kbps     256 kbps        18,000      SDSL****
             384 kbps     384 kbps        15,000      RADSL
             512 kbps     512 kbps        14,000      RADSL
             768 kbps     768 kbps        12,000      RADSL
               1 Mbps     1 Mbps          12,000      RADSL
             1.5 Mbps     1.5 Mbps         8,000      SDSL****
               3 Mbps     1 Mbps          10,700      RADSL
               5 Mbps     1 Mbps           9,000      RADSL
             7.1 Mbps     1.1 Mbps         7,800      RADSL

___________

*    Estimated maximum distance from the central office to the end user.

** The technologies listed below are more fully described in "DSL Technologies" below.

*** May be 128 kbps under some circumstances. **** Cannot be used with line-sharing.

     We offer three classes of broadband local access communication services, all of which are available up to 50,000 feet from the central office which serves the end user:

  Select Links. Our Select Links offer is available in the following range of speeds: 128 kbps x 128 kbps, 256 kbps x 256 kbps, 384 kbps x 384 kbps, 512 kbps x 512 kbps, 768 kbps x 768 kbps, 1

Mbps x 1 Mbps and 1.5 Mbps x 1.5 Mbps. We plan to make this service available soon in a range of additional speeds, including 3 Mbps x 1 Mbps, 5 Mbps x 1 Mbps and 7.1 Mbps x 1.1 Mbps.

     Our Select Links services are sold through Internet service providers, telecommunications carrier customers and broadband communication services resellers, and are primarily used by small and medium businesses for high-speed Internet access.

     Basic installation for our Select Links offering includes our standard inside wiring service, installation and basic configuration of the fully featured DSL router and service activation. Installation charges consist of a one-time charge and may be discounted for large volume commitments, long term end user contracts, and promotions.

  Complete Links. Our Complete Links service offers a fully managed Internet Protocol (IP) over DSL service, which is available in all of our symmetric and asymmetric speeds. Our Complete Links services are sold though Internet service providers, broadband communications services resellers, and our internal sales and marketing division, called the Channel Development Organization, in those markets which are not otherwise served by our Internet service provider customers. Our Complete Links services are primarily used by small and medium businesses for high-speed Internet access, and enterprises for telework and branch office connectivity.

     We offer a premium installation for our Complete Links offering that includes our standard inside wiring service, installation and basic configuration of the fully featured DSL router or modem, end-to-end service activation and management, maintenance and support of the DSL router or modem. Installation charges consist of a one-time charge and may be discounted for large volume commitments and/or long term end user contracts and promotions.

  Consumer Links. Our Consumer Links services are available at the following speeds: 144 kbps x 144 kbps, 208 kbps x 208 kbps, 384 kbps x 272 kbps, 408 kbps x 384 kbps, 768 kbps x 408 kbps, 1. Mbps x 408 kbps, 3 Mbps x 1 Mbps and 7.1 Mbps x 1.1 Mbps. Our Consumer Links services are sold though Internet service providers and broadband communications services resellers, and are primarily used for Internet access.

     Basic installation for our Consumer Links offering includes our standard inside wiring service, installation and configuration of a basic DSL modem, and service activation. We also offer our premium installation option.

     Prices for our broadband local access services vary depending upon the performance level of the service. For example, a 144 kbps service is our lowest priced service and our 7.1 Mbps is our highest priced service.

Metropolitan area and wide area inter-network connection services

     For our broadband service provider and business customers, we offer two high-speed connection services both within and among metropolitan areas.

  Metropolitan LAN. Our metropolitan area inter-network connection service allows us to aggregate traffic from each of the central offices within a metropolitan area to an Internet service provider, telecommunications services carrier, broadband communications services reseller or an enterprise customer site within that same metropolitan area. We offer our Metropolitan LAN services in two speeds. Our 1.544 Mbps service (DS-1) is suitable for small broadband service providers and business customers, and is available in both asynchronous transfer mode and Internet protocols. Our 45 Mbps service (DS-3) is intended for large broadband service providers, and business customers, and is available in two protocols-asynchronous transfer mode and Internet protocol. In addition to monthly service charges, we impose nonrecurring order setup charges for inter-network connection services.

  U.S. LAN. Our wide area inter-network connection service currently operates between each of the metropolitan areas in which we provide service, and allows our Internet service provider customers the ability to quickly and cost-effectively offer services in new markets, and our enterprise customers the ability to connect affiliate offices and teleworkers nationwide. Our monthly service charge varies depending on the number of local access connections and the data transfer rate required by the customer.

Network features and applications

     We intend to continue to add further network features and applications to add additional value to our offering. We believe our strategy to provide additional network features and applications will increase our revenue by expanding the size of our addressable market, increasing the speeds required by our customers and allowing us to receive additional recurring monthly revenue from certain of our customers.

     The features and applications that our network currently offers or enables are listed below:

     . Internet Services. We bundle high-speed DSL-based local access with Internet access services for small and medium business customers in markets that are not otherwise served by our broadband service provider customers. Our basic Internet services include Internet access using our Complete Links services, e-mail accounts and IP addresses. Optional features include domain name transfer and registration, Web hosting services, collocation services and virtual private network over DSL capability. These services are provided in cooperation with Epoch Internet.

     . Service Selection. We have implemented a service selection feature within our network that enables end users to access multiple destinations, including the corporate local area network, the corporate telephone system, the Internet, customers, suppliers and partners, using the same DSL access line. This feature alleviates the corporate network from servicing Internet traffic to a teleworker.

     . Dynamic Host Configuration Protocol Functionality. This feature relieves network administrators from the burden of notifying each teleworker of network configuration changes. The use of this protocol ensures that once teleworkers start up their computers, the customer's server automatically downloads all of his or her network configuration parameters.

     . Collocation Services. We have announced plans to offer certain broadband application service providers the ability to collocate their equipment in our network. Collocation allows these providers to take advantage of our distributed, fully routed IP network by placing their caching and hosting equipment in our markets in order to seamlessly and cost-effectively extend their network optimization services to their customers' end users using our broadband communications access services.

     . Virtual Private Network (VPN) over DSL. This service uses the public Internet backbone or our private data networks in conjunction with our high-speed DSL access connections, to create a channel for sharing information and applications within a closed user group in different locations. Our private VPN service is available for remote or branch offices that require high-speed interoffice connectivity across multiple locations and for teleworkers and other remote users who want secure access to their corporate network and the Internet from home.

     . Voice over IP. Utilizing the IP over DSL capability of our network, we enable or support our customers' implementation of voice over DSL services through the addition of customer premises equipment and software. This feature allows our business customers to extend the functionality of the corporate telephone system directly into a teleworker's home. Benefits to our business customers include increased worker productivity, reduced second line expenses for voice service and the ability to aggregate and control long distance charges.

     . Streaming. Our network supports streaming media services. For certain customers and services, we provide guaranteed data transfer rates through service level agreements. For example, we are working with iBEAM Broadcasting Corporation to provide a business-class video streaming service. In addition, we are currently participating in Microsoft's Windows Media Division's Broadband Jumpstart program to hold trials of streaming media video technology for consumers.

     In the future, we plan to continue to expand our network features and applications by working closely with leading broadband applications service providers, networking equipment companies, and our telecommunications carrier customers. Future development efforts include frame relay-over-DSL.

     Our expected development of voice-over-DSL will allow our broadband service provider customers to provide a full range of local and long distance voice services in addition to high-speed Internet and private networking services to their end user customers over a single DSL connection. We are currently conducting trials for a voice-over-DSL service with MCI WorldCom and Intermedia.

     If we develop frame relay-over-DSL, it would allow our telecommunications carrier customers to replace expensive, low-speed, local access frame relay connections currently purchased from the incumbent local exchange carrier with affordable, high-speed DSL connections that utilize the frame relay protocol. We are currently conducting frame relay-over-DSL trials with MCI WorldCom and other telecommunications carriers.

Customers, sales and marketing

     We offer our services to broadband service providers and businesses not otherwise served by our broadband service providers. As of December 31, 1999, we were providing services to approximately 1,500 broadband service providers and business customers, and had approximately 12,500 DSL lines in service. The following is a list of selected Internet service provider, telecommunications carrier and enterprise customers:



Select Internet Service Provider   Select Telecommunications  Select Enterprise
 Customers                         Carriers                   Customers

UUNET                              MCI WorldCom               Cisco
Microsoft Network                  AT&T                       Ford Motor Company
PSINet                             Qwest                      QUALCOMM
Digex                              Level 3 Communications     SGI
SAVVIS                             Williams Communications
CAIS Internet                      Intermedia Communications
Flashcom
Telocity
Phoenix Networks
DSLnetworks

Internet service providers

     Our business-focused Internet service provider customers resell our services, typically to small and medium businesses, and our consumer-focused Internet service providers, including Telocity, Flashcom and Microsoft Network, resell our services to consumers. We offer our business-focused Internet service providers our Select Links services or our Complete Links services, and our consumer-focused Internet service providers our Consumer Links services. We also offer our Internet service provider customers our metropolitan area and wide area inter-network connection services. Our Internet service provider customers can then combine our services with their own services to offer a total solution to their customers.

Telecommunications carrier customers

     A key element of our strategy is to enter into relationships with leading telecommunications carriers, including interexchange carriers and competitive telecommunications carriers in order that they may resell our services to their customers. For example, we have entered into commercial agreements with each of MCI WorldCom, AT&T, Qwest, Level 3 Communications, Williams Communications and Intermedia providing for the resale of our services, primarily to their carrier, Internet service provider, broadband communication services resellers, enterprise and small business customers.

     In order to advance our telecommunications carrier customers' sales effort to enterprises, and develop preference for the Rhythms solution, we have fielded a carrier applications and technical support force to support our customers' solutions-based selling efforts. We reinforce our applications and technical support force through our alliance with Cisco. Cisco has agreed to assist us and certain of our telecommunications carrier customers in marketing and selling our broadband local access communications services.

     We supplement our carrier applications and technical support efforts by offering sales support services that may include training, joint proposal development, lead generation, joint participation in national and regional customer events and seminars, and press announcements. Additionally, we support our carrier customers' efforts through dedicated support teams and complete operations integration including qualifying potential end users for our service, ordering connections, installing equipment on the customer premises, turning up the service, monitoring the network and invoicing our carrier customer on a single bill.

Broadband communications services resellers

     An emerging component of our strategy is to enter into relationships with broadband communications services resellers that include firms with existing Web-based customer relationships that wish to resell broadband applications and access services to their customers. It also includes a number of emerging integrators of broadband communications infrastructure and applications services to serve a specialized or vertical market need. For example, in January 2000 we entered into a relationship with iPhysicianNet to provide its physician customers with Web-based multimedia and fully IP internetworked broadband local access services. We believe that this channel will enable us to penetrate our target markets more rapidly.

Channel development organization

     In markets where we do not have established indirect channels, we market our services directly to business customers through our Channel Development Organization. Our Channel Development Organization seeks to sell Internet access, telework and remote branch connectivity solutions to small and medium sized businesses, through direct marketing and consultative selling over the phone. As of December 31, 1999, we had roughly 150 persons dedicated to this effort. Our contracts are typically one to two years in length, and we receive an average revenue per line per month that is higher than what we receive through our broadband service provider channels. Once we have established indirect channels in a market, our Channel Development Organization will provide direct marketing, lead generation and telesales support services for our customers.

Customer support

     We supplement certain of our Internet service providers' and broadband communication services resellers' sales efforts by offering sales tools and marketing programs that may include market development funds, promotions and incentives, launch programs, sales collateral, joint participation in national and regional customer events and training. Through our Channel Development Organization, we will also provide direct marketing, lead generation and telesales support services.

     We support our customers through sales and marketing personnel dedicated to each type of channel and to each of our largest broadband service provider customers. Additionally, we support our broadband service provider customers through complete operational integration including qualifying potential end users for service, ordering connections, installing equipment on the customer premises, turning up the service, monitoring the network and invoicing the customer on a single bill.

     Our agreements with our broadband service providers vary widely. Generally, our agreements have a one to three year term, and are based on negotiated prices that decline with increasing levels of volume achievement. Certain of our broadband service provider customers have committed to sell specified quantities of DSL lines, subject to penalties for failure to reach these target commitments. In many cases, our broadband service providers have selected one or two, and perhaps as many as three, DSL service providers as suppliers in each market.

     Our goal is to be selected as the preferred supplier or one of the preferred suppliers by broadband service providers in each metropolitan area where we operate. When we are selected as a preferred supplier within a given market, we may enter into nonstandard joint marketing arrangements to promote our DSL services. We may also offer additional price discounts in return for our selection as a preferred supplier with first right of refusal on orders. See "Risk Factors - We depend on third parties for the marketing and sales of our network services."

Brand campaign

     In December 1999 we launched a two-phase national brand development campaign, including television, print, radio and online advertisements. The first phase consists of television and national print advertising, and is intended to build awareness for our brand and educate the market about our broadband service offering and differentiate our services. The second phase, which focuses on product messaging, will run in local newspapers and drive-time radio in 30 major metropolitan markets, and is designed to generate demand for our broadband services.

Customer Service, Operations and Support Systems

     We offer our broadband service provider and business customers a one-stop broadband service solution including network implementation, customer service, technical support and ongoing network monitoring and billing. For major broadband service providers and businesses, we establish dedicated teams to work with the account to develop and implement a complete, fully automated operations integration plan in order to ensure that our service implementation, maintenance and billing proceeds smoothly.

Network implementation

     Working with a broadband service provider or business customer we connect our customer's premises and their end users to our network by ordering telephone lines from the incumbent local exchange carrier or a competitive telecommunications company, connecting our customer's premises and end users to our network, testing the connections, configuring our customers' end users' endpoints, connecting to our customers' routers or switches and monitoring the connections from our Network Operations Center.

     We are implementing fully automated, Web-based, service qualification and order entry tools using standard industry interfaces. For large customers, we develop and implement a personalized, fully automated, private extranet site for service qualification and order entry. Orders can be placed individually, in real time through our Web site, or in bulk through our customers' private extranet sites.

     We are installing systems to ensure that our customers' orders automatically flow through to the incumbent local exchange carriers' order entry systems. In October 1999, we announced our selection of NightFire
SupplierExpress from NightFire Software to automate our process for pre-ordering, ordering and provisioning unbundled local loops from the incumbent local exchange carrier.

     We outsource field service personnel and, to a more limited extent, use our own field service personnel to perform any necessary inside wiring, install and configure the endpoint and, if required, install a network interface card and configure the end user's PC or laptop. Currently, we offer two types of installation service. Our basic installation service includes a standard inside wiring service, endpoint installation and configuration, and line test. Our premium installation service also includes installing one network interface card in the end user's computer, configuring one computer and a complete end-to-end service test.

Customer service, technical support, and network monitoring

     Our Network Operations Center in Denver provides network surveillance through standard Simple Network Management Protocol tools for all equipment in our network. Because we have complete end-to-end visibility of our network, we are able to proactively detect and correct the majority of our customers' maintenance problems remotely for certain customers and services. Our goal is to proactively detect and repair 90% of our customer's maintenance problems before our customers become aware of a problem.

     Customer-initiated maintenance and repair requests are managed and resolved primarily through our customer advocacy team in our Network Operations Center. We provide support to our customers 24 hours a day, seven days a week. Our broadband service provider and business customers typically serve as the initial contact for service and technical support while we provide the second level of support.

     We utilize a trouble ticket management system to communicate customer maintenance problems from the customer advocacy team to our Network Operations Center engineers and the field service engineers. Because our Network Operations Center is fully staffed 24 hours a day, seven days a week, we believe our ability to provide superior proactive maintenance is significantly enhanced.

Billing

     Customer bills are currently issued on a monthly basis through an internal billing system. In the future, we expect our billing system to electronically interface with our customers and support a broad array of billing options. Our Customer Service Center manages customer billing inquiries. In the future, billing inquiries will also be supported through our Web-based interfaces. In November 1999 we announced our intention to utilize Portal Software's Infranet customer management and billing software.

Operational Support Systems

     We are implementing what we believe to be industry leading operational support systems for DSL broadband access services. We are installing complete flow through order management and provisioning systems with system-to-system interfaces. These systems will allow us to scale our business rapidly because they will eliminate many manual processes such as order taking and verification, line ordering, receipt and testing, network path configuration, equipment configuration and billing.

     Our system architecture is designed to enable rapid order fulfillment and reduce the cost of customer support. We use a set of standard, off-the-shelf systems to support our business processes. All business functions, including sales, ordering, provisioning, maintenance and repair, billing, accounting and decision support use a single database management system from Oracle. Complete systems integration is accomplished through the use of Vitria middleware to ensure rapid scaling of all business functions and uninterrupted growth.

Network Architecture

     The network design features that we believe are important to our customers are:

Carrier-class network management

     Our network is designed to be carrier-class throughout. For example, it has been designed with redundant network electronics and transmission paths. We have the ability to electronically view our entire network including the DSL modem located at the end user's premise from our Network Operations Center in Denver. Because we proactively monitor and manage the network at all times for certain customers and services, we can identify and address network problems quickly. In addition, for those customers that choose our Internet Protocol-over-DSL capability, we are able to monitor and manage Internet Protocol applications all the way to the end user location.

Scaleable network performance

     We anticipate significant volume on our network over time. Accordingly, we have designed our network for scalability and consistently high performance as network usage grows. Our local access network is designed so that each line in service is a dedicated connection, and as such, does not contend for bandwidth or capacity with other users as they are added to the network. Our metropolitan and wide area inter-networking services have been designed to support a wide array of service level agreements that guarantee specific levels of network performance to our broadband service provider and business customers.

     We believe that our network is unique in that we support Internet Protocol routing as well as Asynchronous Transfer Mode switching equipment in our network. IP networks allow our customers' end users to easily access thousands of Internet or private network destinations without the need to establish physical permanent virtual connections for each destination, creating a much less complex, cost-effective, easily scalable network for our customers and their end users.

     Our network support systems are also scaleable. We use industry standard, off-the-shelf software to support network provisioning, installation, testing, monitoring and trouble management. We have implemented and are continually enhancing these systems using Web-based, distributed client-server systems architecture. This approach will allow us to grow our customer support and network management capabilities as customer demand increases.

Network security

     Non-dedicated access, such as dial-up modem or ISDN lines, or dedicated access to the public Internet, represents security risks for business networks. These security risks are mitigated through the use of virtual private network technologies such as authentication, tunneling, encryption and through the use of permanent virtual circuits that define a logical dedicated connection between the end user and the corporate network. Our network enables businesses to fully employ these virtual private network technologies by using their own equipment at the edges of our network, or optionally purchasing virtual private networking services from us. For our IP-over-DSL network implementation, we have added several layers of security for our customers including Multi-Protocol Label Switching
(MPLS), policy routing, network segmentation by customer and the implementation of access control at the end user's DSL router.

Multiple network features and applications capability

     Our network has been designed from the outset to be flexible and upgradeable to support new network features and applications. Because our network utilizes multiple technology platforms, we can provide higher end user speeds than other national providers, a broad range of IP internetworking capabilities in addition to traditional virtual point-to-point connectivity, and various types of network traffic starting with data, but expanding to voice and video as well. Our use of multiple technology platforms, also allows us to leverage the research and development capabilities of several different equipment manufacturers to provide a growing number of network features and applications in our offering.

     Because the quality and characteristics of each end user's telephone wire is different, we are able to select a technology solution that provides the highest speed available for each end user. As of December 31, 1999, users on our network were capable of receiving average data transfer rates of 1.9 Mbps.

     Our network supports traditional transmission protocols such as Asynchronous Transfer Mode and Frame Relay, as well as the rapidly growing IP transmission protocol. Our IP-over-DSL network capability allows us to provide a broad range of IP internetworking capabilities in a simpler, more cost-effective manner than by using more traditional protocols. For example, our network can give each user simultaneous access to the Internet and private networks using a single connection, the ability to take advantage of distributed content caching services in an internetworked environment and the ability to add other emerging IP services such as voice over IP using their existing connection.

     Our network has also been designed to support multiple types of network traffic, starting with data but expanding to voice applications, such as voice over DSL and video applications such as conferencing and streaming. Our network is also easily upgradeable in that it has been designed to incorporate new applications and features with customer premises equipment and software alone, avoiding costly, time consuming network upgrades.

     Our network is an overlay network; we place our network electronics on an already existing physical network that we lease from existing transport services providers local access telephone wires from incumbent local exchange carriers, metropolitan fiber from incumbent local exchange carriers or competitive telecommunications carriers and long-distance backbone fiber from long distance (interexchange) carriers. The primary components of our network are customer endpoint devices, local transport, our connection points, high-speed metropolitan area network, our Metro Service Centers, our backbone and our Network Operations Center.

Customer endpoint devices

     Depending upon the wishes of our broadband service provider customer, we will either include the end user endpoint device the DSL modem or router as part of our complete service offering, or buy our DSL endpoints from our suppliers for resale to our service provider for use by their end users. For our business customers, we always include the end user endpoint device as part of our complete service offering. We configure and install these modems on the end user's premises along with any basic on-site wiring needed to connect the modem to the copper telephone line leased from the incumbent carrier. Although we generally deploy central office based DSL multiplexing equipment from multiple vendors in each of our central offices, currently, almost all of the DSL modems and central office-based DSL multiplexing equipment we use for a single connection over a copper telephone line must come from the same vendor since there are no existing interoperability standards for the equipment used in our higher speed services.

Local transport

     Our local transport connects customer endpoint devices to our network using a DSL-capable copper telephone wire leased by us from the incumbent local exchange carrier under terms specified in our interconnection agreements and/or the terms and conditions set by the state public utility commissions. In some cases, DSL-capable lines result from removing certain devices from voice grade lines to allow the lines to carry digital signals; at times involving an additional one-time or monthly charge relative to voice grade lines. For private line access, the transport is leased copper or fiber trunks provided by the incumbent local exchange carrier or a competitive telecommunications carrier.

Connection points

     Through our interconnection agreements with the incumbent local exchange carriers, we secure collocation space in central offices serving the area where we intend to offer our services. In each of these connection points, we connect our end users' DSL endpoint equipped copper telephone lines to our DSL multiplexing equipment (DSLAMs) to provide high-speed DSL signals to them. Each of our connection points is designed to offer the same high reliability and availability standards as the incumbent carrier's own central office equipment. We expect to place our equipment in certain of the central offices in any metropolitan area that we enter. As of December 31, 1999, we had connection points in over 1,200 central offices. Although we expect that many connection points will be physically located within the central office, we have placed and will continue to place our connection points in locations immediately adjacent to central offices, when collocation space within the central office is not available.

High-Speed Metropolitan Area Network

     In each of our targeted metropolitan area markets, we operate a private metropolitan area network. The network consists of high-speed Asynchronous Transfer Mode communications circuits that we lease from competitive carriers or incumbent local exchange carriers to connect our connection points to the Metro Service Center. The metropolitan area network operates at 45 Mbps (DS-3) today, and can be upgraded to 155 Mbps (OC-3) and 622 Mbps (OC-12) in the future. We lease a substantial portion of this capacity from MCI WorldCom, as described in "Strategic Partnerships."

Metro Service Centers

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

Backbone

     Our backbone interconnects our Metro Service Centers so that communications traffic can be transported among different metropolitan areas. We currently lease frame relay backbone and Asynchronous Transfer Mode backbone capacity from a number of long distance carriers. We have almost completed upgrading our nationwide network to two protocols Asynchronous Transfer Mode and Internet Protocol.

Network Operations Center

  Our entire network is managed from the Network Operations Center located in Denver. From this center, we provide end-to-end network monitoring and management, 24 hours a day, seven days a week, using advanced network management tools. This enhances our ability to address performance or connection issues before they affect our end user's experience. From the Network Operations Center, we monitor the equipment and circuits in each Metro Service Center, each metropolitan area network, each connection point, and each of the individual end user lines and endpoints. A second Network Operations Center is under construction. Please see "Risk Factors - system failure or breach of network security could cause delays or interruptions of service to our customers."

     We are pursuing a program of ongoing network development. Our engineering efforts focus on the design and development of new technologies and services to increase the speed, efficiency, reliability and security of our network and to enable network features and applications developed by us or by third parties. Please see "Risk Factors - We may be unable to effectively expand our network services and provide high performance to a substantial number of end users."

DSL Technologies

     We utilize various DSL equipment and technologies from different vendors. The various DSL technologies allow us to offer a range of connection speeds and value-added network features and applications. Actual speeds that can be provided over a particular line are a function of the distance from the end user or local area network to the central office and the quality of the copper telephone line. The basic features and the market positioning of our primary DSL technologies include:

Rate adaptive digital subscriber line (RADSL)

     RADSL technology allows each end user or local area network to utilize the full digital capability of the underlying telephone line. Speeds reach up to 7.1 Mbps downstream and up to 1.1 Mbps upstream if the end user or local area network is within 7,800 feet from the central office. We use this technology for end users or local area networks needing very high access speeds. Our target customers for RADSL connections consist of small and medium businesses and branch offices of large businesses needing T-1 (1.5 Mbps) or higher speeds. We believe that these businesses often find the cost of dedicated private line or frame relay services to be prohibitive. Our RADSL connection competes favorably on a price and performance basis relative to traditional fractional T-1 and frame relay services.

     Our RADSL service also provides the highest speed of any of our DSL services for bandwidth intensive applications, and is necessary to support line sharing, which we believe will offer us significant customer service and cost advantages when implemented.

Symmetric digital subscriber line (SDSL)

     Our SDSL technology allows end users and local area network to achieve up to 1.5 Mbps speeds both downstream and upstream. Depending on the quality of the copper telephone line, 1.5 Mbps can typically be achieved if the end user or local area network is within 8,000 feet, or approximately 1.5 miles, from the central office.

Integrated digital subscriber line (IDSL)

     IDSL technology allows us to reach all end users or local area networks within a central office serving area within 50,000 feet of the end user or local area network distance from the central office. Our IDSL service operates at up to 144 kbps in each direction. This service can use existing integrated services digital network (ISDN) equipment at the end user site, and is targeted at the integrated services digital network (ISDN) replacement market. For information intensive users, we believe that IDSL compares favorably with integrated services digital network (ISDN) on a price/performance basis when the monthly flat rate IDSL charge is compared with the per minute integrated services digital network (ISDN) charge and because IDSL, as an "always on" service is not subject to the inconvenience of ISDN's dial-up characteristics. We also offer IDSL to end users that have lines that do not consist of continuous copper, such as digital line carrier equipped lines that are partially copper and partially fiber.

Competition

     The markets for broadband service provider and business broadband access services are extremely intense. We face competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. Moreover, we expect the level of competition to intensify in the future. We expect significant competition from:

Incumbent Local Exchange Carriers. All of the largest incumbent local exchange carriers in our target markets have begun offering DSL services or have announced their intention to provide DSL services in the near term. As a result, the incumbent local exchange carriers represent strong competition in all of our markets, and we expect this competition to intensify. The incumbent local exchange carriers have well-established brand names and reputations, for high quality service in their regions, possess sufficient capital to deploy a DSL network rapidly and own the central offices and copper telephone wires. Importantly, they can offer both digital data services and their existing voice services over a single line to achieve a lower cost per line per month than we can until line sharing is widely implemented. Certain of the incumbent local exchange carriers have priced their consumer DSL services as low as $19-$29 per line per month, placing very high pricing pressure on our Consumer Links services.

Traditional Interexchange Carriers. Many of the leading traditional interexchange carriers, such as AT&T, MCI WorldCom and Sprint, are rapidly expanding their networks to include high-speed, local access services, and/or acquiring other companies with high-speed local access capabilities, including cable modem (such as AT&T's acquisition of TCI and its pending acquisition of MediaOne, both of which can offer cable modem service). They also have interconnection agreements with the incumbent local exchange carriers and may have secured collocation spaces from which they may have begun to offer competitive DSL services. When combined with their extensive, existing metropolitan and wide area networks, and full range of Internet and private networking services, they are able to provide their customers with a complete broadband communications offer capable of voice, data and video solutions. Because these competitors have significantly greater financial resources, enjoy strong brand recognition, and have large, existing business and consumer franchises, they represent significant competition.

Newer Interexchange Carriers. The newer interexchange carriers, such as Williams Communications, Qwest and Level 3 Communications, are building and managing high bandwidth, packet-based metropolitan and wide area networks nationwide. Additionally, they are constructing large hosting centers in major metropolitan areas and partnering with broadband applications services providers to provide a full range of broadband communications services to their Internet service providers, telecommunications carriers, broadband communications services resellers, and in some cases their business and consumer customers. Some carriers also have interconnection agreements with the incumbent local exchange carriers and have secured collocation spaces from which they could begin to offer competitive DSL services. Because they could extend their existing fiber networks to include high-speed, local access services using DSL, either alone, or in partnership with others, they represent a significant competitive threat.

Cable Modem Service Providers. Cable modem service providers, like Excite@Home, AT&T (through its acquisition of TCI and pending acquisitions of MediaOne) and AOL, and their cable partners, are offering high-speed Internet access over hybrid fiber coaxial cable networks to consumers, and increasingly, businesses. Similar networks are being deployed in some areas by the electric power company, by itself or in partnership with other service providers. Where deployed, these networks provide Internet access services similar to our services, and in some cases at higher speeds. In certain cases cable modem services are priced lower than our services, partly because operators share the bandwidth available on their cable networks among multiple end users.

Wireless and Satellite Data Service Providers. Wireless and satellite data service providers are developing wireless and satellite-based Internet and private network connectivity. We may face competition from terrestrial wireless services, including two Gigahertz (Ghz) and 28 Ghz wireless cable systems (Multi-channel Multipoint Distribution System (MMDS) and Local Multipoint Distribution System (LMDS)), and 18 Ghz and 39 Ghz point-to-point microwave systems. For example, the FCC has recently revised its rules to permit ITFS and MMDS licensees to use their systems to offer two-way services, including high-speed data, rather than solely to provide one-way video services. Many ITFS and MMDS providers are teaming with wireless data technology companies, or on their own planning to offer wireless data services. The FCC also recently auctioned spectrum for LMDS services in all markets, and later this year will auction spectrum in the 700 MHz range, currently being used for television channels 60-
69. This spectrum is expected to be used for wireless cable and telephony services, including high-speed digital services, to both businesses and individual consumers. In addition, companies such as Teligent, Advanced Radio Telecom and WinStar Communications hold point-to-point microwave licenses to provide fixed wireless services such as voice, data and video conferencing.

     We also may face increasing competition from satellite-based systems. Motorola Satellite Systems, Inc., Hughes Space Communications (a subsidiary of General Motors Corporation), Teledesic LLC, and others have filed applications with the FCC for global satellite networks which can be used to provide broadband voice and data services, and in some cases have begun providing such services. The FCC has authorized several of these applicants to operate their proposed networks, and some are providing commercial service.

Internet Service Providers. Internet service providers provide Internet access to residential and business customers. These companies generally provide such Internet access, on a dial-up basis, over the incumbent carriers' circuit switched networks at integrated services digital network (ISDN) speeds (either 64 kbps or 128 kbps) or below. However, some Internet service providers have begun offering DSL-based access using their own DSL services such as HarvardNet and InterAccess, or DSL services offered by the incumbent local exchange carrier or other DSL-based competitive local exchange carriers. Because certain large, national Internet service providers, such as Verio and Concentric, have made investments in our competitors, and entered into joint marketing arrangements nationwide, it is difficult for us to recruit these Internet service partners as customers, and as a result, they represent important competitors.

Online Service Providers. Online service providers include companies such as AOL, and the Microsoft Network (MSN) that provide, over the Internet and on proprietary online services and networks, content and applications ranging from news and sports to consumer video conferencing. These services are designed for broad consumer access over telecommunications-based transmission media, which enable the provision of digital services to the significant number of consumers who have personal computers with modems. In addition, they provide Internet connectivity, ease-of-use and consistency of environment. Many of these online service providers have developed their own access networks for modem connections. If these online service providers were to extend their access networks to include DSL or other high-speed service technologies, they would become competitors of ours.

Competitive Local Exchange Carriers. Certain competitive carriers, including Covad Communications Group and NorthPoint Communications, offer DSL-based broadband access services using a business strategy similar to ours. In addition, regional competitive carriers, including HarvardNet, Network Access Solutions Corp., Blue Star, and DSL.net, offer DSL-based access services that compete with the services we offer. Other voice competitive local exchange carriers, such as NEXTLINK Communications, Allegiance Communications and MGC Communications, have also announced that they have or will deploy DSL-based. Conditions attached to the merger between SBC and Ameritech may make entry and operation in affected regions easier for our competitors. The 1996 Telecommunications Act specifically grants competitive carriers the right to negotiate interconnection agreements with incumbent carriers, including interconnection agreements that may be identical in all respects to our agreements.

     Many of these competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of our service offerings. Such technologies include integrated services digital network (ISDN), DSL, wireless and satellite data and cable modems. Please see "Risk Factors: The market in which we operate is highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources, for more details about this risk." Some of the competitive factors we face include:

     . transmission speed,
     . reliability of service,
     . breadth of service availability,
     . price/performance,
     . network security,
     . ease of access, installation and use,
     . content bundling,
     . customer support,
     . brand recognition,
     . operating experience,
     . ability to scale,
     . capital availability and
     . exclusive contracts.

Interconnection Agreements With Incumbent Carriers

     Interconnection agreements with incumbent carriers are critical to our business. These agreements cover a number of aspects of our relationships with incumbent carriers, including:

     . the prices we pay to lease and the access we have to the incumbent carrier's copper lines;
     . the removal by the incumbent carrier of equipment or electronics from lines to enable these lines to transmit DSL signals;
     . the price and terms for collocation of our equipment in the incumbent carrier central offices;
     . the price we pay and the access we have to the incumbent carrier's transport facilities;
     . the ability we have to access conduits and other rights-of-way the incumbent carrier uses to construct its own network facilities;
     . the operational support systems and interfaces that we can use to place orders and report and monitor the incumbent carrier's response to our requests;
     . the dispute resolution process we use with the incumbent carrier to resolve disagreements on the terms of the interconnection contract; and . the term of the interconnection agreement, its transferability to successors, its liability limits and other general aspects of our relationship with the incumbent carrier.

     We have signed interconnection agreements with seven different major incumbent carriers covering 24 states and the District of Columbia. In many cases, incumbent carriers do not agree to the provisions in interconnection agreements that we request, and we have not consistently prevailed in obtaining all of the provisions we desire. We may be unable to continue to sign interconnection agreements with incumbent carriers. If we are unable to enter into, or experience delay in obtaining, interconnection agreements, this inability or delay may materially and adversely affect our business and financial prospects. The Telecommunications Act also requires the incumbent carriers to permit competitive carriers to adopt previously signed interconnection agreements, in whole or in part, in some circumstances.

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

Government Regulation

     A significant portion of the services that we offer, particularly through our wholly owned subsidiaries, Rhythms Links Inc., formerly ACI Corp., and Rhythms Links Inc.-Virginia, formerly ACI Corp.-Virginia, may be subject to regulation at the federal, state and/or local levels. Future federal or state regulations and legislation may be less favorable to us than current regulation and legislation and therefore have a material and adverse impact on our business and financial prospects. In addition, we may expend significant financial and managerial resources to participate in proceedings setting rules at either the federal or state level, without achieving a favorable result.

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

     The 1996 Telecommunications Act, and the Federal Communications Commission's initial rules interpreting such act, encourage increased local competition. A federal appeals court for the Eighth Circuit reviewed some of the initial rules, and overruled some of its provisions, including some rules on pricing and nondiscrimination. In January, 1999, the United States Supreme Court reversed elements of the Eighth Circuit's ruling, finding that the Federal Communications Commission has broad authority to interpret the 1996 Telecommunications Act and issue rules for its implementation, specifically including authority over pricing methodology. The Supreme Court upheld the Federal Communications Commission's orders to the incumbent carriers to combine unbundled elements for competitors, and to allow competitors to pick and choose among provisions in existing interconnection agreements. The Supreme Court also found that the Federal Communications Commission's interpretation of the rules for establishing unbundled elements was not consistent with the 1996 Telecommunications Act, and required the Federal Communications Commission to reconsider its delineation of unbundled elements. The Federal Communications Commission's replacement decision on unbundled elements reaffirmed the right of CLECs like Rhythms to obtain access to the necessary unbundled elements in the incumbent network. This decision remains subject to reconsideration appeal.

     In November, 1998, the Federal Communications Commission ruled that DSL services provided as dedicated access services in connection with interstate services such as Internet access are interstate services subject to the Federal Communications Commission's jurisdiction. In

November, 1999 the Federal Communications Commission, upon further reconsideration, reiterated this decision. On March 24, 2000, the D.C. Circuit vacated the Federal Communications Commissions order with respect to dial-up Internet traffic, without addressing the jurisdictional nature of DSL services.

     In addition, in the Spring of 1998, four of the regional Bell Operating Companies petitioned the Federal Communications Commission, and they and others have initiated legislative efforts since then, to be relieved of certain regulatory requirements in connection with their own DSL services, including obligations to unbundle DSL loops, but not the obligation to unbundle the loops we purchase for our DSL services, and to resell DSL services. In October 1998, the Federal Communications Commission ruled that DSL services are telecommunications services subject to the requirements of the 1996 Telecommunications Act to unbundle such services and offer them for resale. In October 1998, the Federal Communications Commission also issued a Notice of Proposed Rulemaking indicating its intention to clarify expanded rights of competitive carriers for collocation, access to copper loops, and various other issues of consequence to competitive carriers deploying DSL services. The Federal Communications Commission also indicated its intention to allow incumbent carriers to create separate affiliates for their DSL businesses that would have to operate as competitive carriers and would be permitted to operate free of the resale and unbundling obligations of the 1996 Telecommunications Act. The final outcome of these decisions, originally scheduled to be announced on January 28, 1999, had been postponed by the Federal Communications Commission while it considered the impact of the Supreme Court's ruling on the 1996 Telecommunications Act. On March 31, 1999, the Federal Communications Commission issued a decision on collocation issues that was generally favorable to the competitive carriers. This decision was appealed to the D.C. Circuit by U S WEST and GTE. On March 17,2000, the D.C. Circuit vacated and remanded certain aspects of the Commission's decision. The Commission decision on remand could impact the terms and conditions governing our ability to collocate. In the same decision the Federal Communications Commission established further proceedings to consider issues related to unbundled network elements. In December of 1999, the Federal Communications Commission determined that by June of 2000, incumbents must allow data carriers to provide service over the same line that the incumbent provides its own voice services otherwise known as "line sharing". These decisions are subject to reconsideration and appeal. In addition, state commission determination of the prices for these new elements could significantly impact our business interest.

State regulation

     Some of our services, particularly those of our subsidiaries, Rhythms Links Inc. and Rhythms Links Inc.-Virginia, may be classified as intrastate services subject to state regulation. All of the states where we operate, or will operate, require some degree of state regulatory commission approval to provide certain intrastate services. In most states, intrastate tariffs are also required for various intrastate services, although we are not typically subject to price or rate of return regulation for tariffed intrastate services. Actions by state public utility commissions could cause us to incur substantial legal and administrative expenses.

     Under the 1996 Telecommunications Act, if we so request, incumbent carriers have a statutory duty to negotiate in good faith with us for agreements for interconnection and access to unbundled network elements. These negotiations are conducted on a region-wide basis, and individual agreements are then signed for each of the states in the region for which we have made a request. We have signed interconnection agreements with SBC Communications, Bell Atlantic, BellSouth, GTE, Pacific Bell, U S WEST and Cincinnati Bell. We have signed an interconnection agreement with Cincinnati Bell for Ohio and Kentucky. We have signed agreements with SBC Communications for Illinois, Michigan, Indiana, Ohio, Wisconsin (formerly Ameritech) and California (formerly Pacific Bell). We have signed agreements with Bell Atlantic for the District of Columbia, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Virginia, Connecticut, Delaware, New Hampshire and Rhode Island. We are currently negotiating an agreement for West Virginia. We have signed agreements with BellSouth for Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. We have signed agreements with GTE for California, Florida, North Carolina, Washington and Texas and are currently completing agreements for Ohio, Oregon and Virginia. We have signed agreements with

U S WEST for Arizona, Colorado, Minnesota, Oregon, Washington, Iowa, Nebraska, New Mexico, North Dakota, Montana, and Utah. In addition, we have signed an arbitrated agreement with SBC for Texas, and are currently negotiating for Kansas and Missouri and with Sprint for Florida, Minnesota, Nevada, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee and Virginia and with the Southern New England Telephone Company for Connecticut. These interconnection agreements may not be on terms that are entirely satisfactory to us.

     During these negotiations, either the incumbent carrier or we may submit disputes to the state regulatory commissions for mediation and, after the expiration of the statutory negotiation period set forth in the 1996 Telecommunications Act, we may submit outstanding disputes to the states for arbitration. We arbitrated with SBC Communications Inc. in Texas the terms of our interconnection agreement with Southwestern Bell for Texas. On November 30, 1999 the Texas Public Utilities Commission Arbitrators issued an Award deciding most issues in favor of Rhythms' positions, and ordered the parties to conclude the negotiations by adopting language consistent with the Award. On February 7, 2000, the full Commission approved the interconnection agreement proposed by the Parties implementing the Arbitrator's Award, and rejected requests by SBC for rehearing of the Arbitrator's Award. This Order remains subject to additional requests for rehearing or appeal.

     Under the 1996 Telecommunications Act, states have begun and, in a number of cases, completed regulatory proceedings to determine the pricing of unbundled network elements and services, and the results of these proceedings will determine the price we pay for, and whether it is economically attractive for us to use, these elements and services.

     We are subject to requirements in some states to obtain prior approval for, or notify the state commission of, any transfers of control, sales of assets, corporate reorganizations, issuances of stock or debt instruments and related transactions. Although we believe such authorizations could be obtained, there can be no assurance that the state commissions would grant us authority to complete any transactions.

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

Employees

     As of December 31, 1999, we had approximately 1,250 employees. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and we may be unable to identify, attract and retain such personnel in the future. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

Risk Factors

     In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

We cannot predict our success because we have a short operating history

     We formed our company in February 1997, and we have a short operating history for you to review in evaluating our business. We have limited historical financial and operating data upon which you can evaluate our business and prospects. We entered into our first interconnection agreement with an incumbent carrier in July 1997 and began to offer commercial services in our first market in April 1998. We have limited commercial operations and have recognized limited revenue since our inception. In addition, our senior management team and our other employees have worked together at our company for only a short period of time.

Because our market is new and evolving, we cannot predict its future growth or ultimate size, and we may be unable to compete effectively

     The market for broadband local access DSL communication services using copper telephone lines is in the early stages of development. Since this market is new and evolving and because our current and future competitors are likely to introduce competing services, we cannot accurately predict the rate at which this market will grow, if at all, or whether new or increased competition will result in market saturation. Various providers of broadband local access DSL communication services are testing products from various suppliers for various applications. Certain critical issues concerning commercial use of DSL for Internet and private network access, including security, reliability, ease and cost of access and quality of service, remain unresolved and may impact the growth of these services. If the markets for our services fail to develop, grow more slowly than anticipated or become saturated with competitors, these events could materially and adversely affect our business, prospects, operating results and financial condition.

     Our success will depend on the development of this new and rapidly evolving market and our ability to compete effectively in this market. To address these risks, we must, among other things:

 . rapidly expand the geographic coverage of our network services;
 . raise additional capital;
 . enter into interconnection agreements and working arrangements with additional incumbent carriers, substantially all of which we expect to be our competitors;
 . deploy an effective network infrastructure;
 . attract and retain customers;
 . successfully develop and maintain relationships and activities with our broadband service providers, including MCI WorldCom, Microsoft, Qwest, Level 3 Communications and Cisco;
 . continue to attract, retain and motivate qualified personnel;
 . accurately assess potential markets and effectively respond to competitive developments;
 . continue to develop and integrate our operational support system and other back office systems;
 . obtain any required governmental authorizations;
 . comply with evolving governmental regulatory requirements;
 . increase awareness of our services;
 . rapidly scale our operations and the systems that support those operations;
 . continue to upgrade our technologies; and . effectively manage our expanding operations.

     We may not be successful in addressing these and other risks, and our failure to address risks would materially and adversely affect our business, prospects, operating results and financial condition.

Our substantial debt creates financial and operating risk

     We are highly leveraged, and we intend to seek additional debt funding in the future. As of December 31, 1999, we had approximately $506.1 million of outstanding debt. We are not generating sufficient revenue to fund our operations or to repay our debt. Our substantial leverage poses the risks that:

 . we may be unable to pay dividends on our preferred stock or to repay our debt, due to one or more events discussed in "Risk Factors;"
 . we may be unable to obtain additional financing;
 . we must dedicate a substantial portion of our cash flow from operations to servicing our debt once our debt requires us to make cash interest payments, and any remaining cash flow may not be adequate to fund our planned operations; and
 . we may be more vulnerable during economic downturns, less able to withstand competitive pressures and less flexible in responding to changing business and economic conditions.

We will need significant additional funds, which we may not be able to obtain

     The expansion and development of our business will require significant additional capital. We intend to seek substantial additional financing in the future to fund the growth of our operations, including funding the significant capital expenditures and working capital requirements necessary for us to provide service in our targeted markets. We believe that our current capital resources, will be sufficient to fund our aggregate capital expenditures and working capital requirements, including operating losses, through approximately December 2001. Although we expect that our initial build-out will be complete by this date, we anticipate that we will continue building our network beyond our initial build-out plans and will need significant additional capital, whether or not our estimate on how long current capital resources will last is accurate. In addition, our actual funding requirements may differ materially if our assumptions underlying this estimate turn out to be incorrect. Therefore, you should consider our estimate in light of the following facts:

 . we have no meaningful history of operations or revenues;
 . our estimated funding requirements do not reflect any contingency amounts and may increase, perhaps substantially, if we are unable to generate revenues in the amount and within the time frame we expect or if we have unexpected cost increases; and
 . we face many challenges and risks, including those discussed elsewhere in Risk
  Factors.

     We may be unable to obtain any future equity or debt financing on acceptable terms or at all. Recently the financial markets have experienced extreme price fluctuations. A market downturn or general market uncertainty may adversely affect our ability to secure additional financing. The indentures that govern the 1998 senior discount notes, the 1999 senior notes and the 2000 senior notes restrict our ability to obtain additional debt financing. Any future borrowing instruments, such as credit facilities and lease agreements, are likely to contain similar or more restrictive covenants and could require us to pledge assets as security for the borrowings. If we are unable to obtain additional capital or are required to obtain it on terms less satisfactory than what we desire, we will need to delay deployment of our network services or take other actions that could adversely affect our business, prospects, operating results and financial condition. If we are unable to generate sufficient cash flow or obtain funds necessary to meet required payments of our debt, then we will be in default on our debt instruments. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs. For more details about our financial condition, please see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.

We may be unable to satisfy, or may be adversely constrained by, the covenants in our debt securities

     The indentures governing our 1998 senior discount notes, our 1999 senior notes and our 2000 senior notes impose significant restrictions on how we can conduct our business. For example, the restrictions prohibit or limit our ability to make dividend payments, incur additional debt and engage in certain business activities. The restrictions may materially and adversely affect our ability to finance future operations or capital needs or conduct additional business activities. Any future senior debt that we may incur will likely impose additional restrictions on us. If we fail to comply with any existing or future restrictions, we could default under the terms of the applicable debt and be unable to meet our debt obligations. If we default, the holders of the applicable debt could demand that we repay the debt, including interest, immediately. We may be unable to make the required payments or raise sufficient funds from alternative sources to make the payments. Even if additional financing is available in the event that we default, it may not be on acceptable terms.


We cannot predict our success because our business model is unproven

     We have not validated our business model and strategy in the market. We believe that the combination of our unproven business model and the highly competitive and fast changing market in which we compete makes it impossible to predict the extent to which our network services will achieve market acceptance and our overall success. To be successful, we must develop and market network services that are widely accepted at profitable prices. We may never be able to deploy our network as planned, achieve significant market acceptance, favorable operating results or profitability or generate sufficient cash flow to repay our debt. Of the approximately 12,500 lines that are in service, we installed approximately 60% to only five customers, with approximately 40% of these total lines to Cisco. None of our large business customers, with the exception of Cisco, has rolled out our services broadly to its employees and none of our broadband service provider customers have rolled out our services broadly to their end-users, and we cannot be certain when or if these rollouts will occur. We will not receive significant revenue from our large customers unless these rollouts occur. Any continued or ongoing failure for any reason of large customers to roll out our services, failure to validate our business model in the market, including failure to build-out our network, achieve widespread market acceptance or sustain desired pricing would materially and adversely affect our business, prospects, operating results and financial condition.

We expect our losses to continue

     We have incurred losses and experienced negative operating cash flow for each month since our formation. As of December 31, 1999, we had an accumulated deficit of approximately $257.6 million. We intend to rapidly and substantially increase our expenditures and operating expenses in an effort to expand our network services. We expect to have annual interest and amortization expense relating to our 1998 senior discount notes, our 1999 senior notes and our 2000 senior notes of approximately $89.0 million in 2000 and increasing to $123.0 million in 2003. In addition, we may incur more debt in the future. In addition, dividends of approximately $126.0 million will accrue on the Series E preferred stock through February 2005. No cash dividends are payable on the Series E preferred stock until 2005, and at our option such dividends may continue to accrue as liquidation preference. Dividends on the 6 3/4% Series F preferred stock are cumulative from the date of issuance in an annual amount of approximately $16.9 million. As a result of these factors, we expect to incur substantial operating and net losses and negative operating cash flow for the foreseeable future. We will need to obtain additional financing to pay our expenses and to make payments on our debt. We cannot give you any assurance about whether or when we will have sufficient revenues to satisfy our funding requirements or pay our debt service and preferred stock obligations.

Our operating results in one or more future periods are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors

     Our annual and quarterly operating results are likely to fluctuate significantly in the future due to numerous factors, many of which are outside of our control. These factors include:

 . the rate of customer acquisition and turnover;
 . the prices our customers are willing to pay which may decline due to competitive factors;
 . the amount and timing of expenditures relating to the expansion of our services and infrastructure;
 . the timing and availability of incumbent carrier central office collocation facilities and transport facilities;
 . our ability to effectively develop and market network features and applications;
 . the mix of our services that our customers purchase at different prices;
 . our ability to scale our business to meet the demands of our customers;
 . our ability to control our corporate overhead while rapidly growing our business;
 . the success of our relationships with our partners and distributors, including
  MCI WorldCom, Microsoft, Qwest and Cisco;
 . our ability to deploy our network on a timely basis;
 . introduction of new services or technologies by our competitors;
 . price competition;
 . the ability of our equipment and service suppliers to meet our needs;
 . regulatory developments, including interpretations of the 1996
  Telecommunications Act;
 . technical difficulties or network downtime;
 . the success of our strategic alliances;
 . the condition of the telecommunication and network service industries and . general economic conditions.

     Because of these factors, our operating results in one or more future periods could fail to meet or exceed the expectations of securities analysts or investors. In that event, any trading price of our common stock would likely decline.

We depend on third parties for the marketing and sales of our services

     We rely significantly on indirect sales channels for the marketing and sales of our services. We will seek to continue to establish and maintain relationships with numerous broadband service providers in order to gain access to end-users. Our agreements to date with these broadband service providers are non-exclusive, and we anticipate that future agreements will also be on a non-exclusive basis, allowing these broadband service providers to sell services offered by our competitors. These agreements are generally short term, and can be cancelled by these broadband service providers without significant financial consequence. We cannot control how these broadband service providers perform and cannot be certain that their performance will be satisfactory to us or our customers. Many of these companies have similar arrangements with our competitors and also compete directly with us. If the number of customers we obtain through indirect sales channels is significantly lower than our forecast for any reason, or if these broadband service providers with which we have contracted are unsuccessful in competing in their own intensely competitive markets, these events would have a material and adverse effect on our business, prospects, operating results and financial condition.

If forecasted sales for services sold directly to our business customers for a particular period are not realized in that period due to the lengthy sales cycle of our services, our operating results for that period will be harmed

     The sales cycle of our network services can be very lengthy, particularly for large businesses. Our sales cycle for large businesses typically lasts at least six months. During this lengthy sales cycle, we will incur significant expenses in advance of the receipt of revenues. If sales that we forecast for a particular period do not occur because of our lengthy sales cycle, this event could materially and adversely affect our business, prospects, operating results and financial condition, during that period.

We depend on incumbent carriers for collocation and transmission facilities

     We must use copper telephone lines controlled by the incumbent carriers to provide DSL connections to customers. We also depend on the incumbent carriers for collocation and for a substantial portion of the transmission facilities we use to connect our equipment in incumbent carrier central offices to our Metro Service Centers. In addition, we depend on the incumbent carriers to test and maintain the quality of the copper telephone lines that we use. In many cases, we may be unable to obtain access to collocation and transmission facilities from the incumbent carriers, or to gain access at acceptable rates, terms and conditions, including timeliness. We have experienced, and expect to experience in the future, lengthy periods between our request for and the actual provision of the collocation space and copper telephone lines. An inability to obtain or maintain adequate and timely access to collocation space or transmission facilities on acceptable terms and conditions from incumbent carriers could have a material and adverse effect on our business, prospects, operating results and financial condition.

     Because we compete with incumbent carriers in our markets, they may be reluctant to cooperate with us. The incumbent carriers may experience, or claim to experience, a shortage of collocation space or transmission capacity. If this occurs, we may not have alternate means of connecting our DSL equipment with the copper telephone lines or connecting our equipment in central offices to Metro Service Centers. We have experienced rejections of some of our collocation applications on the grounds that no space is available. We may receive additional rejections in the future. The number of other competitive local exchange carriers that request collocation space will also affect the availability of collocation space and transmission capacity. If we are unable to obtain physical collocation space or transmission capacity from our targeted incumbent carriers, we may face delays, additional costs or an inability to provide services in certain locations. Where we use virtual collocation in our network, it reduces our control over our equipment, and therefore may reduce the level of quality and service we provide to our customers. Delays in obtaining access to collocation space and copper telephone lines or the rejection of our applications for collocation could result in delays in, and increased expenses associated with, the rollout of our services, which in turn could have a material and adverse effect on our business, prospects, operating results and financial condition.

We are unable to control the terms and conditions under which we gain access to incumbent carrier collocation and transmission facilities

     We cannot control the terms under which we collocate our equipment, connect to copper telephone lines or gain the use of an incumbent carrier's transmission facilities. State tariffs, state public utility commissions, the Federal Communications Commission and interconnection agreements with the incumbent carriers determine the price, terms and conditions under which collocation space is made available, and they make these administrative determinations in ongoing hearings. Interconnection agreements and state public utility commissions also determine the terms and conditions of access to copper telephone lines and other components of an incumbent carrier's network. We may be unable to negotiate or enter into interconnection agreements on acceptable terms or at all. In addition, we cannot be sure that incumbent carriers will abide by their obligations under those agreements. Delays in obtaining interconnection agreements would delay our entry into certain markets. In addition, disputes may arise between us and the incumbent carriers with respect to interconnection agreements, and we may be unable to resolve disputes in our favor. If we are unable to enter into, or experience a delay in obtaining, interconnection agreements, this inability or delay could adversely affect our business, prospects, operating results and financial condition. Further, the interconnection agreements are generally short term, and we may be unable to renew the interconnection agreements on acceptable terms or at all. The state commissions, the Federal Communications Commission and the courts oversee, in varying degrees, interconnection arrangements as well as the terms and conditions under which we gain access to incumbent carrier copper telephone lines and transmission facilities. These government entities may modify the terms or prices of our interconnection agreements and our access to incumbent carrier copper telephone lines and transmission facilities in ways that would be adverse to our business. The Federal Communications Commission and state regulatory commissions establish the rates for DSL-capable copper telephone lines as well as other rates, terms and conditions of our dealings with the incumbent carriers in ongoing public hearings. Participation in these hearings will involve significant management time and expense. Incumbent carriers may from time to time propose new rates, and the outcomes of hearings and rulings could have a material and adverse effect on our business, prospects, operating results and financial condition.

The market in which we operate is highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources

     We will face competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. We expect the level of competition to intensify in the future. We expect significant competition from incumbent local exchange carriers, traditional and new interexchange carriers, other DSL providers, cable modem service providers, Internet service providers, wireless and satellite data service providers and other competitive carriers. Incumbent local exchange carriers have existing metropolitan area networks and circuit-switched local access networks. In addition, most incumbent local exchange carriers are establishing their own Internet service provider businesses and are in some stage of market trials and retail sales of DSL-based access services. Incumbent local exchange carriers are aggressively marketing these services to their residential customers at attractive prices. We believe that incumbent local exchange carriers have the potential to quickly overcome many of the issues that have delayed widespread deployment of DSL services in the past. It is possible that present or future competitors may reduce prices for competitive services, perhaps drastically. In addition, we may experience substantial customer turnover in the future. Many providers of telecommunications and networking services experience high rates of customer turnover.

     Many of the leading traditional long distance carriers, including AT&T Corporation, MCI WorldCom and Sprint, are expanding their capabilities to support high-speed, end-to-end networking services. The newer long distance carriers, including Williams, Level 3 Communications, Inc. and Qwest, are building and managing high bandwidth, nationwide packet networks and partnering with Internet service providers to offer services directly to the public. Cable modem service providers, like Excite@Home Networks, are offering or preparing to offer high-speed Internet access over hybrid fiber networks to consumers, and @Work has positioned itself to do the same for businesses. Several new companies are emerging as wireless, including satellite-based, data service providers. Internet service providers, including some with significant and even nationwide presences, provide Internet access to residential and business customers, generally over the incumbent carriers' circuit switched networks, although some offer competitive DSL-based access. Certain competitive carriers, including Covad Communications Group, Inc. and NorthPoint Communications, Inc., offer competitive DSL-based access services, and, like us, have attracted strategic equity investors, marketing allies and product development partners. Others are likely to do the same in the future. In addition, regional Internet service providers and competitive carriers, including HarvardNet, Inc., Network Access Solutions Corp. and DSL.net, Inc. offer competitive DSL-based services that compete with the services we offer. As a result of increasing competition for our services, we are experiencing substantial price competition, particularly with respect to sales generated through our indirect sales channels.

     Many of these competitors are offering, or may soon offer, technologies and services that will directly compete with some or all of our service offerings. Some of the technologies used by these competitors for local access connections include ISDN, DSL, wireless data and cable modems. Some of the competitive factors in our markets include transmission speed, reliability of service, breadth of service availability, price, network security, ease of access and use, content bundling, customer support, brand recognition, operating experience, capital availability and exclusive contracts. We believe that we compare unfavorably with many of our competitors with regard to, among other things, brand recognition, existing relationships with end users, available pricing discounts, central office access, capital availability and exclusive contracts. Substantially all of our competitors and potential competitors have substantially greater resources than us. We may not be able to compete effectively in our target markets. Our failure to compete effectively would have a material and adverse effect on our business, prospects, operating results and financial condition. For more details about our competitors, please see Item 1 -Business - Competition.

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

Our services are subject to government regulation, and changes in current or future laws or regulations could restrict the way we operate our business

     A significant portion of the services that we offer through our subsidiaries is subject to regulation at the federal, state and/or local levels. Future federal or state regulations and legislation may be less favorable to us than current regulation and legislation and therefore have an adverse impact on our business, prospects, operating results and financial condition. In addition, we may expend significant financial and managerial resources to participate in rule-setting proceedings at either the federal or state level, without achieving a favorable result. In particular, we believe that incumbent carriers will work aggressively to modify or restrict the operation of many provisions of the 1996 Telecommunications Act. We expect incumbent carriers will pursue litigation in courts, institute administrative proceedings with the Federal Communications Commission and other regulatory agencies and lobby the United States Congress, all in an effort to affect laws and regulations in a manner favorable to the incumbent carriers and against the interest of competitive carriers such as us. If the incumbent carriers succeed in any of their efforts, if these laws and regulations change or if the administrative implementation of laws develops in an adverse manner, these events could have a material and adverse effect on our business, prospects, operating results and financial condition. For more details about our regulatory situation, please see Item 1 - Business - Government Regulation.

Our failure to manage growth could adversely affect us

     We have rapidly and significantly expanded our operations. We anticipate further significant expansion of our operations and the systems supporting those operations in an effort to achieve our network rollout and deployment objectives. Our expansion to date has strained our management, financial controls, operations systems, personnel and other resources. Any future rapid expansion would increase these strains. If our marketing strategy is successful, we may experience difficulties responding to customer demand for services and technical support in a timely manner and in accordance with their expectations. As a result, rapid growth of our business would make it difficult to implement successfully our strategy to provide superior customer service. To manage any growth of our operations, we must:

 . improve existing and implement new operational, financial and management information controls, operational support systems, reporting systems and procedures;
 . hire, train and manage additional qualified personnel;
 . expand and upgrade our core technologies; and

 . effectively manage multiple relationships with our customers, suppliers and other third parties.

     We may not be able to install operational support systems or management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. Failure to manage our future growth effectively could adversely affect the expansion of our customer base and service offerings. Any failure to successfully address these issues could materially and adversely affect our business, prospects, operating results and financial condition.

Failure to effectively develop and market network features and applications could limit our revenue growth

     Our business model relies on network features and applications to increase our revenues. We have only recently begun to develop these network features and applications. In order to be successful, we must develop and effectively market network features and applications that are widely accepted, at profitable prices. We cannot assure you that we will be able to do so. Our failure to develop and market these features and applications could materially and adversely affect our business, prospects, operating results and financial condition.

The telecommunications industry is undergoing rapid technological change, and new technologies may be superior to the technology we use

     The telecommunications industry is subject to rapid and significant technological changes, such as continuing developments in DSL technology and alternative technologies for providing high-speed data communications. We cannot predict the effect of technological changes on our business. We will rely in part on third parties, including certain of our competitors and potential competitors, for the development of and access to communications and networking technology. We expect that new products and technologies applicable to our market will emerge. New products and technologies may be superior to and/or render obsolete the products and technologies that we currently use. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technology on acceptable terms or at all, and we may be unable to adapt to new technologies and offer services in a competitive manner. Our joint development projects with Cisco and MCI WorldCom and our strategic arrangement with Microsoft may not produce useful technologies or services for us. Further, new technologies and products may not be compatible with our technologies and business plan. In addition, many of the products and technologies that we intend to use in our network services are relatively new and unproven and may be unreliable.

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

Our services may suffer or be unavailable because the copper telephone lines we require may be unavailable or in poor condition

     Our ability to provide DSL-based services to potential customers depends on the quality, physical condition, availability and maintenance of copper telephone lines within the control of the incumbent carriers. We believe that the current condition of copper telephone lines in many cases will be inadequate to permit us to fully implement our network services. In addition, the incumbent carriers may not maintain the copper telephone lines in a condition that will allow us to implement our network effectively. The copper telephone lines may not be of sufficient quality or the incumbent carriers may claim they are not of sufficient quality to allow us to fully implement or operate our network services. Further, some telephone services employ technologies other than copper lines, and DSL might not be available over these telephone lines.

Our success depends on our retention of certain key personnel and on the performance of those personnel

     Our success depends on the performance of our officers and key employees, especially our Chief Executive Officer and our President and Chief Operating Officer. Members of our senior management team have worked together for only a short period of time. We do not have "key person" life insurance policies on any of our employees nor do we have employment agreements for fixed terms with any of our employees. Any of our employees, including any member of our senior management team, may terminate his or her employment with us at any time. Given our early stage of development, we depend on our ability to retain and motivate high quality personnel, especially our management. Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified technical, sales, marketing and customer service personnel. Moreover, the industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. We may be unable to continue to employ our key personnel or to attract and retain qualified personnel in the future. We face intense competition for qualified personnel, particularly in software development, network engineering and product management. For more details about our officers and key employees, please see Item 1 - Business - Employees.

We depend on third parties for equipment, installation and provision of field service

     We currently plan to purchase all of our equipment from many vendors and outsource the majority of the installation and field service of our networks to third parties. Our reliance on third party vendors involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. If any of our suppliers reduces or interrupts its supply, or if any significant installer or field service provider interrupts its service to us, this reduction or interruption could disrupt our business. Although multiple manufacturers currently produce or are developing equipment that will meet our current and anticipated requirements, our suppliers may be unable to manufacture and deliver the amount of equipment we order, or the available supply may be insufficient to meet our demand. Currently, almost all of the DSL modem and DSL multiplexing equipment we use for a single connection over a copper telephone line must come from the same vendor since there are no existing interoperability standards for the equipment used in our higher speed services. If our suppliers or licensors enter into competition with us, or if our competitors enter into exclusive or restrictive arrangements with the suppliers or licensors, then these events may materially and adversely affect the availability and pricing of the equipment we purchase and the technology we license.

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

We expect our stock price to be volatile

     The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to many factors, including the following:

 . our historical and anticipated quarterly and annual operating results;
 . announcements of new products or services by us or our competitors or new competing technologies;
 . the addition or loss of business or service provider customers;
 . variations between our actual results and analyst and investor expectations;
 . investor perceptions of our company and comparable public companies;
 . conditions or trends in the telecommunications industry, including regulatory developments;
 . announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
 . additions or departures of key personnel;
 . future equity or debt offerings or our announcements of such offerings; and . general market and economic conditions.

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

We have not paid and do not intend to pay dividends

     We have not paid any dividends on our common stock, and we do not intend to pay cash dividends on our common stock in the foreseeable future. Our current financing documents contain provisions which restrict our ability to pay dividends.

Anti-takeover provisions could negatively impact our stockholders

     Our Board of Directors has adopted a stockholder rights plan. Our stockholder rights plan would cause substantial dilution to any person or group that attempts to acquire our company on terms not approved in advance by our Board of Directors. In addition, some of the provisions that may be included in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition at a premium price. These provisions include:

 . authorizing the issuance of "blank check" preferred stock;
 . providing for a classified Board of Directors with staggered, three-year terms;
 . eliminating the ability of stockholders to call a special meeting of stockholders;
 . limiting the removal of directors by the stockholders to removal for cause;
  and
 . requiring a super-majority stockholder vote to effect certain amendments.

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

     The indentures governing our 1998 senior discount notes, 1999 senior notes and 2000 senior notes require us to offer to repurchase all such notes for 101% of their principal amount or accreted value, as the case may be, plus any accrued interest and liquidated damages, within 30 days after a change of control. We might not have sufficient funds available at the time of any change of control to make any required payment, as well as any payment that may be required pursuant to any other outstanding indebtedness at the time, including our indebtedness to equipment financing lenders, or outstanding preferred stock. These covenants may also deter third parties from entering into a change of control transaction with us.

The price of our common stock may decline due to shares eligible for future sale

     Sales of substantial amounts of common stock in the public market following this offering, or the appearance that a large number of shares is available for sale, could adversely affect the market price for the common stock. In addition to the adverse effect a price decline could have on holders of common stock, that decline would likely impede our ability to raise capital through the issuance of additional shares of common stock or other equity securities.

Item 2 - Properties

     Our headquarters are located in facilities consisting of approximately 80, 000 square feet in Englewood, Colorado, which we occupy under a lease that expires in January 2004. This lease may be extended. We also lease space for network equipment installations and business offices in a number of other locations.

Item 3 - Legal Proceedings

     In December 1998, we instituted an arbitration proceeding, before the Public Utility Commission of Texas, with Southwestern Bell Telephone Company regarding the terms of interconnection with Southwestern Bell in Texas. On November 30, 1999 the Texas Public Utilities Commission Arbitrators issued an award deciding most issues in favor of our positions, and ordered the parties to conclude the negotiations by adopting language consistent with the award. On February 7, 2000 the full Commission approved the interconnection agreement proposed by the parties implementing the arbitrator's award, and rejected requests by SBC for rehearing of the arbitrator's award. This order remains subject to additional requests for rehearing or appeal.

     In addition, on March 12, 1999, our subsidiary Rhythms Links Inc. filed a complaint with the Oregon Public Utilities Commission against U S WEST requesting that the Oregon Public Utilities Commission determine that U S WEST permit collocation by Rhythms Links in several central offices in which U S WEST claimed that it had no space available. U S WEST agreed to permit Rhythms Links collocation in the disputed central offices just before hearings were scheduled to begin in June 1999.

     On February 18, 1999, we filed a complaint for declaratory relief in San Diego County Superior Court, North County against Thomas R. Lafleur. Mr. Lafleur is a former employee of the Company. After he left, he was sent a check for the repurchase or buy-back of his unvested shares. Mr. Lafleur refused to cash this check. The declaratory relief action is to determine that his shares were unvested and thus properly repurchased. We have since amended our complaint to allege additional causes of action, including fraud, breach of contract, and interference with prospective economic advantage. On or about March 26, 1999, Mr. Lafleur filed an answer to the complaint and also filed a cross-complaint against us. The cross-complaint has been amended a number of times and seeks compensatory and punitive damages. We intend to defend vigorously against the claims asserted in the current cross-complaint. We are currently accounting for these 438,115 shares as treasury stock.

     We are aware of the filing of a legal action by i2 Technologies, Inc. in the United States District Court in the Northern District of Texas on January 7, 2000 challenging our use of the name "Rhythms" on various grounds and alleging that our use of that name infringes certain trademarks owned by i2 Technologies. We deny that it infringes any legitimate trademark rights of i2 Technologies, in part on the grounds that we have priority in the Rhythms name with respect to the goods and services provided by us and that our use of those marks is not likely to cause confusion among the consumers of our services, and the services provided by i2 Technologies, respectively. We intend to vigorously defend the continued use of our name in the manner in which we have used it in the past and our interests in the name "Rhythms".

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

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II


Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock is traded on the Nasdaq National Market under the symbol "RTHM." As of March 15, 2000, there were approximately 329 shareholders of record of the Company's common stock, par value $.001 per share. The common stock began trading on the Nasdaq National Market on April 7, 1999, the date of our initial public offering. Prior to April 7, 1999, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low closing daily bid prices for our common stock as quoted by the Nasdaq National Market.

--------------------------------------------------------------------------------
Year Ended December 31, 1999:                                 High         Low
                                                              ----         ----
--------------------------------------------------------------------------------
 Second Quarter (from April 7, 1999 through June 30, 1999)   $93.13       $45.25
--------------------------------------------------------------------------------
 Third Quarter................................................68.94        30.00
--------------------------------------------------------------------------------
 Fourth Quarter...............................................45.50        26.69
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Dividend Policy

     We have not paid dividends on our common stock and currently intend to continue this policy in order to retain earnings for use in our business. In addition, the terms of the indentures governing our 1998 senior discount notes, 1999 senior notes and 2000 notes contain restrictions on our ability to pay dividends or other distributions.

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

         (2) An aggregate of 6,140,000 shares of Series A preferred stock (which were converted into 14, 736,000 shares of common stock) was issued in a private placement in July 1997 to Brentwood Venture Capital, Enterprise Partners, Kleiner Perkins Caufield & Byers, the Sprout Group and certain other purchasers pursuant to a Series A Preferred Stock Purchase Agreement. The consideration received for such shares was $6,138,500.

         (3) An aggregate of 6,350,000 shares of Series A preferred stock (which were converted into 15,240,000 shares of common stock) was issued in a private placement in December 1997 to Brentwood Venture Capital, Enterprise Partners, Kleiner Perkins Caufield & Byers, the Sprout Group and certain other purchasers pursuant to a Series A Preferred Stock Purchase Agreement and a Subsequent Closing Purchase Agreement. The consideration received for such shares was $6,350,000.

         (4) An aggregate of 365,094 shares of Series A preferred stock (which were converted into 876,226 shares of common stock) was issued in a private placement in February 1998 to Catherine Hapka in connection with the Series A Preferred Stock Purchase Agreement, the Subsequent Closing Purchase Agreement and an employment agreement between us and Ms. Hapka. The consideration received for such shares was $292,075.

         (5) An aggregate of 4,044,943 shares of Series B preferred stock (which were converted into 9,707,863 shares of common stock) was issued in a private placement in March 1998 to Brentwood Venture Capital, Enterprise Partners, Kleiner Perkins Caufield & Byers, the Sprout Group and Enron Communications Group, Inc. The consideration received for such shares was $18,000,000.

         (6) In May 1998, we issued 290,000 units consisting of 13 1/2% senior discount notes due 2008 and warrants to purchase an aggregate of 4,732,800 shares of common stock with exercise prices of $0.004 per share to Merrill Lynch & Co. and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchasers, for resale to qualified institutional buyers. Merrill Lynch & Co. and Donaldson, Lufkin & Jenrette Securities Corporation received commissions of $5,262,920 for acting as initial purchasers in connection with this transaction. Effective November 20, 1998, we completed an exchange offer of the 13 1/2% senior discount notes that allowed for registration of such notes under the Securities Act of 19333, as amended. Of the original issue notes, $289.0 million were tendered for exchange.

         (7) In May 1998, we issued to Sun Financial Group, Inc., now GATX Capital Corporation, a warrant to purchase 574,380 shares of common stock with an exercise price of $1.85 per share in connection with an equipment lease financing.

         (8) In March 1999, we issued to MCI WorldCom Venture Fund, Inc. and to Microsoft Corporation 3,731,410 and 3,731,409 shares of Series C preferred stock, respectively, and issued to each of them a warrant to purchase 720,000 shares of common stock for an aggregate purchase price of $60.0 million.

         (9) In April 1999, we issued to Qwest 932,836 shares and 441,176 shares of Series C and Series D preferred stock, respectively, and warrants to purchase 180,000 shares of common stock for an aggregate purchase price of $15.0 million.

         (10) Effective April 12, 1999, we completed an initial public offering of our common stock. A total of 10,781,250 common shares were issued at $21.00 per share for aggregate proceeds of approximately $210.1 million after payment of underwriting fees and related issue costs. Upon completion of the offering, all classes of preferred stock automatically converted to common stock, resulting in an additional 51,076,051 shares of common stock being issued leaving no shares of preferred stock issued and outstanding.

         (11) Effective August 17, 1999, we completed a secondary public offering of our common stock in a transaction that allowed certain holders of warrants issued in connection with the 13 1/2% senior discount notes to exercise those warrants and sell the resulting common stock at $29.00 per share. In connection with the secondary offering, the underwriters of the offering were allowed to purchase 594,279 shares of common stock from us for $29.00 per share. The sale of these shares was completed on September 14, 1999 for aggregate proceeds of $16.4 million, net of underwriting discount.

         (12) In February 2000, we issued $300.0 million aggregate principal amount of 14% senior notes due 2010 for net proceeds of approximately $291.3 million. The notes are redeemable at our option, in whole or in part, at any time after February 15, 2005, at predetermined redemption prices, together with any accrued and unpaid interest through the date of redemption. Upon a change of control, each holder of the senior notes may require us to purchase the notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase. The 2000 senior notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, sale of stock of subsidiaries, entering new lines of business, dividends, mergers and transfer of assets.

         (13) In February and March 2000, we issued 3,000,000 shares of 6 3/4% Series F cumulative convertible preferred stock in a private placement. Net proceeds were approximately $291.0 million. Each share of Series F preferred stock is convertible into 2.35 shares of common stock at any time at a conversion price of $42.56 per share, subject to adjustment. Holders of Series F preferred stock are entitled to dividends on a cumulative basis at an annual rate of 6 3/4%, payable quarterly in cash. The preferred stock is redeemable at our option, in whole or in part, at any time after March 6, 2003, at predetermined redemption prices, together with any accrued and unpaid dividends through the date of redemption. Upon a change of control, each holder of the preferred shares may require us to purchase any or all of the shares at 100% of the liquidation preference, plus any accrued and unpaid dividends to the date of purchase. The Series F preferred stock is subject to mandatory redemption on March 3, 2012.

         (14) In March 2000, we sold $250.0 million of 8 1/4% Series E convertible preferred stock to Hicks, Muse, Tate & Furst Inc. (Hicks Muse). Each share of Series E preferred stock is convertible into shares of common stock at any time at a conversion price of $37.50 per share, subject to adjustment. In addition, we issued Hicks Muse warrants to purchase 1,875,000 shares of common stock at an exercise price of $45.00 per share, exercisable for three years; 1,875,000 shares of common stock at an exercise price of $50.00 per share, exercisable for five years; and 1,875,000 shares of common stock at an exercise price of $55.00 per share, exercisable for seven years.

         (15) From August 1997 through December 31, 1999, we granted stock options to purchase an aggregate of 17,407,722 shares of common stock to employees and consultants with aggregate exercise prices ranging from $0.21 to $56.94 per share pursuant to our stock option plan. As of December 31, 1999, 8,592,013 shares of common stock have been issued upon exercise of options.

         No underwriters were used in connection with these sales and issuances except for the issuance of the senior discount notes and related warrants in (6) above, issuances of common stock in our public and secondary offerings in (11) and (12) above and issuance of senior notes in (12) above and issuances of preferred stock in (13) above. The sales and issuances of these securities except for those in (6), (11) and (12) above were exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder on the basis that these securities were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701, or pursuant to Section 4 (2) thereof on the basis that the transactions did not involve a public offering. The sales and issuance in (6), (12), (13) and (14) above were exempt from registration under the Securities Act pursuant to Section 4 (2) and, in connection with the resale by the initial purchasers of the securities described in (6) above, Rule 144A thereunder.


Use of Proceeds

         We have and continue to use aggregate net proceeds from our initial public offering as follows:

 .   to fund the expenditures incurred in the continuing deployment of network services in our existing markets, as well as our planned rollout in additional markets;
 .   for expenses associated with the continued development of our sales and marketing activities;
 .   to fund the addition of subscribers or end-users;
 .   to fund operating losses;
 .   to pay our debt obligations; and
 .   for general corporate purposes.

         We have also invested them in short-term, investment grade securities to the extent permitted by the covenants governing the notes and our existing senior discount notes and our existing debt and any statistical asset tests imposed by the Investment Company Act of 1940.

         The actual amounts we spend have varied and will vary significantly depending upon a number of factors, including future revenue growth, if any, capital expenditures, the amount of cash generated by our operations and other factors, many of which are beyond our control. Additionally, we may modify the number, selection and timing of our entry with respect to any or all of our targeted markets. Accordingly, our management has and will retain broad discretion in the allocation of the net proceeds.

Item 6 - Selected Financial Data

     The following table sets forth the Selected Consolidated Financial Data for the Company for the periods from inception on February 27, 1997 to December 31, 1997 and for the years ended December 31, 1998, and 1999, and is based on the audited Consolidated Financial Statements of the Company and its subsidiaries. Such data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto incorporated into this report in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations.


   (In thousands, except per share amounts)
   ________________________________________________________________________________________________
                                                           Period From
                                                         February 27, 1997,
                                                            (Inception)
                                                             Through              Year Ended
                                                           December 31,          December 31,
                                                                          -------------------------
                                                              1997           1998           1999
  -------------------------------------------------------------------------------------------------
  Statement of Operations:
  Revenue                                                  $        -    $       528    $    11,089
  Operating expenses:
      Network and service costs                                     -          4,695         68,161
      Selling, marketing, general and administrative            2,342         22,428        110,947
      Depreciation and amortization                                 1          1,081         12,639
      Amortized deferred business acquisition costs                 -              -          4,765
      Deferred compensation                                       192            725          3,742
  -------------------------------------------------------------------------------------------------
        Total operating expenses                                2,535         28,929        200,254
  -------------------------------------------------------------------------------------------------
  Loss from operations                                         (2,535)       (28,401)      (189,165)
  Interest and other income (expense)                             113         (7,933)       (29,715)
  -------------------------------------------------------------------------------------------------
  Net loss                                                 $   (2,422)   $   (36,334)   $  (218,880)
  -------------------------------------------------------------------------------------------------
  Net loss per share (basic and diluted)                   $    (1.12)   $    (12.18)   $     (4.15)
  -------------------------------------------------------------------------------------------------

  Balance Sheet:
  Cash, cash equivalents, and short-term investments       $   10,166     $  136,812     $  340,255
  Restricted cash                                          $        -     $        -     $   96,233
  Total assets                                             $   12,241     $  171,726     $  685,424
  Total debt                                               $      568     $  158,270     $  506,140
  Mandatorily redeemable common stock warrants             $        -     $    6,567     $       42
  Total stockholders' equity (deficit)                     $   10,346     $   (6,747)    $  116,287

  Other Financial Data:
  EBITDA  (1)                                              $   (2,342)    $  (26,562)    $ (167,870)
  Adjusted EBITDA  (2)                                     $   (2,342)    $  (24,970)    $ (146,250)
  Net cash used for operating activities                   $   (1,560)    $  (19,024)    $ (153,774)
  Net cash used for investing activities                   $   (1,345)    $ (139,032)    $ (471,401)
  Net cash provided by financing activities                $   13,071     $  169,205     $  652,107
  -------------------------------------------------------------------------------------------------

_____________

(1) EBITDA consists of the net loss excluding net interest, depreciation and amortization of capital assets, deferred business acquisition costs and deferred compensation expense. EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the period indicated and may be calculated differently than EBITDA for other companies.

(2) Adjusted EBITDA reflects EBITDA excluding total operating lease expenses to GATX Capital Corporation (GATX) and Cisco Systems Capital Corporation (Cisco). No amounts were incurred to GATX and Cisco for operating leases in 1997. Total operating expenses for the year ended December 31, 1998 include $1.6 million of operating lease expense to GATX. Total operating expenses for the year ended December 31, 1999 include $21.6 million of operating lease expense to GATX and Cisco.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     All statements contained within the Management's Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of
Section 21E of the Securities Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. Readers are urged to consider statements that include the terms "believe", "belief", "expects", "plans", "anticipates", "intends" or the like to be uncertain and forward-looking. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. Certain important factors regarding the Company's business, operations and competitive environment, which may cause actual results to vary materially from these forward-looking statements, are discussed above under the caption "Risk Factors"

Overview

     We are a leading service provider of broadband local access communication services to businesses and consumers. We began offering commercial services in the United States in April 1998. As of December 31, 1999, we offered our services in 38 markets and 67 of the largest of the 314 Metropolitan Statistical Areas (MSAs) in the U.S., and our national DSL network passed 30 million homes and businesses. We intend to continue our network rollout into an additional 32 markets and 41 MSAs by the end of 2000.

     Since our inception in February 1997, our primary activities have consisted of:

     .  obtaining required governmental authorizations;
     . negotiating and executing interconnection agreements with incumbent carriers;
     .  entering into strategic alliances;
     . identifying collocation space and locations for our connection points, Metro Service Centers and business offices;
     .  acquiring and deploying equipment and facilities;
     .  launching service trials;
     .  hiring management and other personnel;
     .  raising capital;
     . forming a joint venture company, Rhythms Canada, to develop a Canadian DSL network;
     .  adding end user subscribers to our network;
     .  conducting various marketing and sales activities;
     .  launching a national brand campaign;
     . creating and expanding relationships with broadband service providers; . implementing process improvement and quality programs; and . developing and integrating our operations support system and other back office systems.

     During 1999, we continued the development of our business operations as follows:

     . entered 28 new markets for a total of 38 markets at December 31, 1999; . added 1,025 central office locations for a total of 1,225 central offices at December 31, 1999;
     . added 12,000 DSL lines for a total of 12,500 DSL lines at December 31, 1999; and

     . increased headcount by 1,090 employees for a total of approximately 1,250 employees at December 31, 1999.

     We have incurred operating losses, net losses and negative operating cash flow for each month since our formation. As of December 31, 1999, we had an accumulated deficit of $257.6 million. We intend to substantially increase our capital expenditures and operating expenses in an effort to rapidly expand our network infrastructure, network features and applications, and add end user subscribers. We expect to incur substantial operating losses, net losses and negative cash flow during our network build and initial penetration of each new market we enter. These losses are expected to continue for at least the next several years.

Factors Affecting Operations

     Revenue

     The following factors affect our revenue:

     . Service Offerings. We derive a majority of our operating revenue from broadband local connection services, metropolitan area inter-network connection services and installation. For broadband local connection services, we bill our customers a flat rate, monthly recurring charge based on the data transfer speeds selected by the end user. We also bill our broadband local connection services customers for nonrecurring service activation and installation charges on each line. For our metropolitan area internetwork connection services, we bill fixed, monthly recurring charges and nonrecurring charges to each customer for the high-speed connection between our Metro Service Center and the customer's router or switch. To encourage potential customers to adopt our services, we sometimes offer reduced metropolitan area internetwork connection service prices for an initial period of time. In some situations, we reduce the nonrecurring service activation and installation charges on our broadband local connection services for customers who sign long-term contracts of greater than 12 months. We expect that, as a result of competitive forces and our evolving service offerings, our prices will decline over time. We expect that the mix of services our customers purchase from us will change from time to time and that a mix more heavily weighted toward the lower priced services would reduce the average revenue per end-user subscriber.

     . Number and Penetration of Target Markets. The total number of markets in which we choose to provide our service offerings, as well as the penetration within each market, will affect our revenues. We base our target market assessment on the number of local area networks in each market, which we believe is the best indication of data-intensive business density and potential customers for our service offerings. For each target market, we expect to collocate in the appropriate number of incumbent local exchange carrier (ILEC) central offices to cover 70% of the total market opportunity within the metropolitan area.

     . Turnover. To date, our customer turnover has been minimal. We expect this to increase in the future as competition intensifies.

     Network and Service Costs

     Our network and service costs are generally composed of the following:

     . End-User Subscriber Installation Charges. In each market, we require a number of field service technicians to perform installation services at end-user locations. We currently outsource most of this function.

     . Customer Premise Equipment. We provide a DSL modem or router for use at the end user's location. We purchase this equipment from various DSL equipment providers.

     . Monthly Recurring and Nonrecurring Line and Service Charges. We pay ILECs a one-time installation and activation fee and a monthly service fee for each copper telephone line.

     . Metropolitan Area Network Transport Charges. We incur monthly recurring and nonrecurring charges for transport between our connection points and our Metro Service Centers. These charges are typically for DS-3 services from a competitive local exchange carrier (CLEC) or ILEC. These charges also include metropolitan area internetwork connections to our network.

     . Network Facilities Operating Expenses. We incur various monthly recurring costs at our connection points and Metro Service Centers. These costs include facility rent and utility costs.

     . Wide Area Network Connection Charges. We pay interexchange carriers a one-time installation and activation fee and a monthly service fee for leasing wide area network connections over a frame relay or Asynchronous Transfer Mode (ATM) network.

     . Equipment Operating Lease Expenses. We currently take advantage of short-term operating leases to finance the acquisition of substantially all of our network equipment, including DSL multiplexers, ATM switches and routers.

     . Line Repair and Support Costs. Similar to other telecommunication providers, we estimate that a small percentage of our lines may require repair or support. These costs will consist of field dispatch labor and a portion of our Network Operations Center costs.

     Selling, Marketing, General and Administrative

     Our selling, marketing, general and administrative expenses include customer service and technical support, information systems, billing and collections, general management and overhead, and administrative functions. Headcount in functional areas, such as customer service, engineering and operations, will increase as we expand our network, and add new customers and end-user subscribers.

     . Selling and Marketing Costs. Our sales and marketing efforts focus on attracting and retaining broadband service providers and business customers, adding end-users to our network, and building and maintaining our brand.

     . General and Administrative Costs. As we expand our network, we expect the number of employees located in specific markets to grow. We also use outside contractors, in addition to our own employees, for certain activities. Certain functions, such as network operations, information systems, marketing, quality, national sales management, finance, billing and site planning, are likely to remain centralized in order to achieve economies of scale.

     Depreciation and Amortization

     Depreciation expense arises from the capitalization of our equipment and furniture. Collocation fees are capitalized and amortized over an estimated useful life of ten years.

Results of Operations

1999 Compared to 1998

     Revenue

     We recorded $11.1 million in revenue in 1999 compared to $0.5 million in revenue in 1998. Revenue consisted of net monthly recurring service fees of $7.5 million in 1999 compared to $0.3 million in 1998. Nonrecurring net installation revenue totaled $3.5 million for 1999 compared to $0.2 million in 1998. We recorded late fees of $0.1 million in 1999 compared to none in 1998. The substantial increase in revenue in 1999 is a result of our increased sales and marketing efforts and continued network deployment as more fully detailed above. Each new market we enter provides us with an additional revenue opportunity, but also higher costs until we have an established customer base in the market.

     Network and Service Costs

     Our network and service costs for 1999 were $68.2 million compared to $4.7 million in 1998. The significant increase in network and service costs in 1999 is a result of our continued network deployment as more fully detailed above.

     Selling, Marketing, General and Administrative

     Our selling, marketing, general and administrative expenses were $110.9 million in 1999, compared to $22.4 million for the same period one year ago. This increase reflects our continued growth in staffing levels, sales and marketing efforts, and legal expenses associated with the development and launch of new markets as more fully detailed above.

     Depreciation and Amortization

     Depreciation and amortization in 1999 was $12.6 million, a significant increase over the $1.1 million recorded in 1998. This increase reflects the rapid expansion of our network, as discussed above, and includes amortization of collocation fees and depreciation on operating equipment as we begin service in each new location. We expect depreciation and amortization to continue to increase in the future as we continue to expand our network.

     During the first and second quarters of 1999, we entered into strategic arrangements with Microsoft Corp. and Qwest Communications International Inc. In addition to their investments in our company totaling $45.0 million, the strategic arrangements provide for certain other business relationships. Combined, these business relationships along with certain warrant issuances are valued at $23.2 million and we have capitalized these costs as deferred assets. These assets are being amortized over three- and five-year periods. Accordingly, during 1999 we recorded $4.8 million in amortization for deferred business acquisition costs that have no corresponding amortization in the prior year.

     Deferred compensation expense increased to $3.7 million in 1999 as compared to $0.7 million for the same period one year ago and reflects the granting of stock options to our employees and officers with per share exercise prices below the per share fair values of our common stock at the dates of grant. We are amortizing the deferred compensation over the vesting period of the applicable options.

     Net Interest Income and Expense

     During 1999, we recorded interest income of $22.7 million, compared to $5.8 million in 1998. The increase between years resulted primarily from a substantial increase in invested cash balances. As of December 31, 1999, we had unrestricted cash and investments totaling $340.3 million, compared to unrestricted cash and investments of $136.8 million at December 31, 1998. The increase during 1999 resulted from a variety of financing activities, including:

     . issuing Series C and Series D preferred stock and warrants for cash proceeds totaling $75.0 million in March and April 1999;
     . issuing common stock upon our initial public offering in April 1999 for net cash proceeds of $210.1 million;
     . issuing 12 3/4% senior debt in April 1999 for net cash proceeds of $314.5 million;
     .  executing additional equipment lease lines of $100.0 million;
     . issuing common stock upon our secondary public offering in September 1999 for net cash proceeds of $16.4 million.

     Interest expense and amortized debt discount and issue costs increased significantly to $52.5 million in 1999 as compared to $13.8 million in 1998. This increase primarily resulted from the senior notes we issued in April 1999.

     Income Taxes

     We generated net operating loss carryforwards of $2.1 million, $21.2 million, and $186.9 million in 1997, 1998, and 1999, respectively. We expect significant consolidated losses for the foreseeable future that will generate additional net operating loss carryforwards. However, our ability to use net operating losses may be subject to annual limitations. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. In the future, if we achieve operating profits and the net operating losses have been exhausted or have expired, we may incur significant tax expense. We continue to be in a net operating loss tax position through December 31, 1999; consequently, we have not recorded a provision for income taxes for periods through December 31, 1999.


1998 Compared to Period From February 27, 1997, (Inception) to December 31, 1997

     Revenue

     We did not offer commercial services in 1997 and, as a result, did not record any revenue in 1997. During 1998, we continued the development of our business operations, commencing service in the San Diego market in April; the San Francisco, Oakland/East Bay and San Jose markets in July; the Los Angeles and Orange County markets in September and the Chicago market in October. We recorded revenue of $0.5 million during this period, which was primarily from DSL service and installation charges, net of discounts given to customers.

     Network and Service Costs

     Since we did not offer commercial services in 1997, we did not record any network or service costs in 1997. In 1998, we recorded network and service costs of $4.7 million. We expect network and service costs to increase significantly in future periods as we expand our network into additional markets.

     Selling, Marketing, General and Administrative

     From inception through December 31, 1997, selling, marketing, general and administrative expenses were $2.3 million and consisted primarily of salaries and legal and consulting fees incurred to establish a management team and develop our business. In 1998, we recorded selling, marketing, general and administrative expenses of $22.4 million. This increase is attributable to growth in staffing levels, increased marketing efforts coinciding with the launch of commercial services and increased legal fees associated with the development of additional markets.

     Depreciation and Amortization

     Depreciation from network equipment was minimal since substantially all of this equipment was leased. Depreciation and amortization was $1,000 for the period from inception through December 31, 1997, and was $1.1 million in 1998. The increase was due to the commencement of our operations in 1998.

     Other Income and Expense

     Other income and expense consists primarily of interest income from our cash and short-term investments and interest expense associated with our debt. From inception through December 31, 1997, net interest income was $0.1 million, which was primarily attributable to the interest income earned from the proceeds raised in our Series A preferred stock financing. In 1998, we recorded net interest expense of $8.0 million, consisting of interest income of $5.8 million generated from invested cash balances, offset by $13.8 million in interest expense. The increase in the interest expense is substantially due to the accretion of interest on the senior discount notes issued in May 1998.

     Income Taxes

     We generated net operating loss carryforwards of $2.1 million from inception to December 31, 1997, and $21.2 million during 1998. We expect significant consolidated losses for the foreseeable future which will generate additional net operating loss carryforwards. However, our ability to use net operating losses may be subject to annual limitations. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions ons. In the future, if we achieve operating profits and the net operating losses have been exhausted or have expired, we may incur significant tax expense. We recognized no provision for taxes because we operated at a loss throughout 1997 and 1998.

Liquidity and Capital Resources

     We have substantial indebtedness and debt service obligations. As of December 31, 1999, we had $506.1 million of total indebtedness. In addition, the development and expansion of our business requires significant capital expenditures. These capital expenditures primarily include network build costs such as the procurement, design and construction of our connection points and one or two Metro Service Center locations in each market, as well as other costs that support our network design.

     The number of targeted central offices in each market varies, as does the average capital cost to build our connection points in such market. Capital expenditures, including payments for collocation fees, were $193.3 million in 1999. We expect our capital expenditures to be higher in future periods, arising primarily from payments of collocation fees and the purchase of infrastructure equipment necessary for the development and expansion of our network.

     Through December 31, 1999, we have financed our operations and network primarily through:

     .  private placements of equity totaling $105.8 million, net;
        executing equipment lease lines totaling $126.5 million;
     . issuing 13 1/2% senior discount notes in May 1998 for $144.0 million in netproceeds;
     . issuing common stock in April 1999 in our initial public offering for $210.1 million in net proceeds;
     .  issuing 12 3/4% senior notes in April 1999 for $314.5 million in

     .  net proceeds;
     . issuing common stock in September 1999 in a secondary public offering for $16.4 million in net proceeds

     Subsequent to December 31, 1999, we have:

     .  increased equipment lease lines by an aggregate of $75 million;
     . issued 14% senior notes in February 2000 for $291.3 million in net proceeds; and
     . issued 6 3/4% Series F cumulative convertible preferred stock in February and March 2000 for $291.0 million in net proceeds.
     . issued $250 million of Series E convertible preferred stock to Hicks Muse in a privately negotiated transaction in March 2000;

Refer to Note 10 of the accompanying consolidated financial statements for terms and descriptions of these transactions.

     The indentures for the 1998 senior discount notes and the 1999 and 2000 senior notes contain covenants that limit our ability to:

     .  pay dividends on, redeem or repurchase our capital stock;
     .  incur additional debt;
     .  make investments;
     .  consolidate, merge or transfer all or substantially all of our assets;
        and
     .  make dividend or other payments to us by our restricted subsidiaries.

     As of December 31, 1999, we had $436.5 million in cash and investments and we had an accumulated deficit of $257.6 million. Of this cash, $96.2 million is restricted in accordance with the terms of the 1999 senior notes.

     In 1999, the net cash used in our operating activities was $153.8 million. This cash was used for a variety of operating purposes, including salaries, consulting and legal expenses, network operations and overhead expenses. Our net cash used for investing activities in 1999 was $471.4 million and was used primarily for purchases of short-term investments and equipment and payments of collocation fees. Net cash provided by financing activities in 1999 was $652.1 million and primarily came from the issuance of equity and senior notes as described above.

     In 1998, the net cash used in our operating activities was $19.0 million. This cash was used for a variety of operating purposes, including salaries, consulting and legal expenses, network operations and overhead expenses. Our net cash used for investing activities in 1998 was $139.0 million and was used primarily for purchases of short-term investments and equipment and payments of collocation fees. Net cash provided by financing activities in 1998 was $169.2 million and primarily came from the issuance of the senior discount notes and from the issuance of preferred stock.

     Since inception through December 31, 1997, the net cash used in our operating activities was $1.6 million. The net cash used for operations was primarily due to working capital requirements and net losses, partially offset by increases in accounts payable and accrued expenses. Our net cash used for investing activities for the period ended December 31, 1997 was $1.3 million. This cash was used for purchases of equipment and collocation fees. Net cash provided by financing activities for the period ended December 31, 1997 was $13.1 million and primarily came from the issuance of preferred stock and proceeds from bank borrowings.

     Our capital requirements may vary based upon the timing and success of our rollout and as a result of regulatory, technological and competitive developments, or if:

     . demand for our services or our anticipated cash flow from operations is less or more than expected;
     . our development plans or projections change or prove to be inaccurate; . we engage in any acquisitions; or . we accelerate deployment of our network services or otherwise alter the schedule or targets of our rollout plan.

     We believe that our cash and investment balances as of December 31, 1999, together with the proceeds of the events subsequent to December 31, 1999, and anticipated future revenue generated from operations, will be sufficient to fund our operating losses, capital expenditures, lease payments and interest payments through approximately December 2001. We expect our operating losses and capital expenditures to increase substantially in the near-term, primarily due to our network expansion. We expect that significant additional financing will be required in the future. We may attempt to raise financing through some combination of commercial bank borrowings, leasing, vendor financings, or the private or public sale of equity or debt securities. Future equity or debt financings may not be available to us at all or, if available, may not be on favorable terms. If we are unable to obtain financing in the future, we will continue the expansion of our operations on a reduced scale based on our existing capital resources.

Impact of the Year 2000 Issue

     Many computer programs have been written using two digits rather than four to define the applicable year. This posed a problem at the end of the century because these computer programs might recognize a date using "00" as the year 1900 rather than the year 2000. This, in turn, could have resulted in major system failures or miscalculations, and was generally referred to as the "Year 2000 issue." We formulated and, to a large extent, effected a plan to address our Year 2000 issues.

     We are not currently aware of any Year 2000 compliance problems relating to our systems that would have a material adverse effect on our business, financial condition and operating results. In response to the Year 2000 issue we implemented changes to our existing information technology systems through a combination of modifications and upgrades to Year 2000 compliant software. We evaluated our non-information technology systems and believe these systems are Year 2000 compliant.

     We incurred minimal costs associated with identifying and addressing Year 2000 compliance.

     The Year 2000 issue did not have a material adverse effect on our business, financial condition or operating results. However, despite all our efforts to date toward ensuring Year 2000 compliance, latent issues may still surface in the future.

Item 8 - Financial Statements and Supplementary Data

     The financial statements required pursuant to this item are included in Item 14 of this Form-10K and are presented beginning on page F-1.

Item 9 - Change in and Disagreements with Accountants

     Not applicable.

Item 10 - Directors and Executive Officers of the Company

     The information required by this item concerning the Company's directors, is incorporated by reference to the information set forth in the Company's proxy statement (2000 Proxy Statement) for the 2000 annual meeting of stockholders to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 1999

Item 11 - Executive Compensation

     The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the Company's 2000 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the Company's 2000 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

     The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the Company's 2000 Proxy Statement.

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements:

     Report of Independent Accountants
     Consolidated Balance Sheets as of December 31, 1999 and 1998
     Consolidated Statements of Operations and Comprehensive Income for the period from February 27, 1997, (Inception) through December 31, 1997 and the years ended December 31, 1998 and 1999
     Consolidated Statements of Stockholders' Equity for the period from February 27, 1997, (Inception) through December 31, 1997 and the years ended December 31, 1998 and 1999
     Consolidated Statements of Cash Flows for the period from February 27,
            1997, (Inception), through December 31, 1997 and the years ended December 31, 1998 and 1999


Financial Statement Schedules:

     Report of Independent Accountants On Financial Statement Schedule
     Schedule II - Valuation and Qualifying Accounts
     All other schedules have been omitted because the information is not required or is included in the consolidated financial statements

Exhibits:

3.1** Restated Certificate of Incorporation of the Company.

3.2** Certificate of Designation of Series 1 Junior Participating Preferred Stock of Company.

3.3** Restated Bylaws of the Company.

3.4  Certificate of Designation of 6 3/4% Series F Convertible Preferred Stock.

3.5  Certificate of Designation of 8.25% Series E Convertible Preferred Stock.

4.1** Form of Certificate of common stock.

4.2* Indenture, dated as of May 5, 1998, by and between the Company and State Street Bank and Trust Company of California, N.A., as trustee, including form of the Company's 13 1/2% Senior Discount Notes due 2008, Series A and form of Company's 13 1/2% Senior Discount Notes due 2008, Series B.

4.3* Warrant Agreement, dated as of May 5, 1998, by and between the Company and State Street Bank and Trust Company of California, N.A.

4.4* Warrant Registration Rights Agreement, dated as of May 5, 1998, by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Donaldson, Lufkin & Jenrette Securities Corporation.

4.5** Warrant to Purchase Shares of Common Stock, dated May 19, 1998, by and between the Company and Sun Financial Group, Inc.

4.6** Common Stock Purchase Warrant, dated March 3, 1999, by and between the Company and MCI WorldCom Venture Fund, Inc.

4.7** Common Stock Purchase Warrant, dated March 16, 1999, by and between the Company and Microsoft Corporation.

4.8** Warrant to Purchase Shares of Common Stock, dated March 31, 1999, by and between Company and GATX Capital Corporation.

4.9** Warrant Purchase Agreement, dated as of April 6, 1999, by and between Company and MCI WorldCom Venture Fund, Inc.

4.10** Common Stock Purchase Warrant, dated April 6, 1999, by and among Company and MCI WorldCom Venture Fund, Inc.

4.11** Common Stock Purchase Warrant, dated April 6, 1999, by and among the Company and U.S. Telesource, Inc.

4.12** Common Stock Purchase Warrant, dated April 5, 1999, by and among Company and Cisco Systems Capital Corporation.

4.13** Rights Agreement, dated April 2, 1999, by and among Company and American Securities Transfer & Trust, Inc.

4.14*** Indenture, dated as of April 23, 1999, by and between the Company and State Street Bank and Trust Company of California, N.A., as trustee, including form of the Company's 12 3/4% Senior Notes due 2009, Series A and form of the Company's 12 3/4% Senior Notes due 2009, Series B

4.15*** Notes Registration Rights Agreement, dated as of April 23, 1999, by and among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce Fenner & Smith Incorporated, Salomon Smith Barney Inc. and Chase Securities Inc.

4.16*** Pledge and Escrow Agreement, dated as of April 23, 1999, from the Company as Pledgor to State Street Bank and Trust Company of California, N.A., as trustee.

4.17**** Amendment No. 1 to Warrant Agreement, dated as of August , 1999 between the Company and State Street Bank and Trust Company of California, N.A.

4.18 Indenture, dated February 23, 2000. by and between the Company and State Street Bank and Trust Company of California, N.A., as trustee, including form of the Company's 14% Senior Notes due 2010, Series A and form of the Company's 14$ Senior Notes due 2010, Series B.

4.19 Notes Registration Rights Agreement, dated as of February 23, 2000, among the Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, and Salomon Smith Barney Inc., Chase Securities Inc., and Credit Suisse First Boston.

4.20 Registration Rights Agreement, dated March 3, 2000, by and among the Company and Merrill Lynch, Pierce, Fenner and Smith Incorporated and Salomon Smith Barney Inc.

4.21 Registration Rights Agreement, dated March 16, 2000, by and among the Company and the entities listed on Schedule I thereto.

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

9.2* Voting Trust Agreement, dated as of March 12, 1998, by and between Enron Communications Group, Inc. and the Company, as trustee.

10.1* Series A Preferred Stock Purchase Agreement, dated July 3, 1997, by and among the Company and the Investors listed on Schedule A thereto.

10.2* Subsequent Closing Purchase Agreement, dated December 23, 1997, by and among the Company and the Investors listed on Schedule A thereto.

10.3* Series B Preferred Stock Purchase Agreement, dated March 12, 1998, by and among the Company and the Investors listed on Schedule A thereto.

10.4** Enterprise Services Solution Agreement between Cisco Systems, Inc. and the Company, dated December 3, 1998

10.5** Series C Preferred Stock Purchase Agreement, dated March 3, 1999, by and among the Company and MCI WorldCom Venture Fund, Inc.

10.6** Amended and Restated Investors' Rights Agreement, dated March 3, 1999, by and among the Company and the Investors listed on Schedule A thereto.

10.7** Agreement, dated March 3, 1999, by and between the Company and MCI WorldCom, Inc.

10.8** Series C Preferred Stock and Warrant Purchase Agreement, dated March 16, 1999, by and among the Company and Microsoft Corporation.

10.9** Amended and Restated Investors' Rights Agreement, dated March 16, 1999, by and among the Company and the Investors listed on Schedule A thereto.

10.10** Distribution Agreement, dated March 16, 1999, by and among the Company and Microsoft Corporation.

10.11* Master Lease Agreement No. 1642 and Addendum thereto, each dated November 19, 1997, and Second Addendum thereto, dated as of May 19, 1998, between the Company and Sun Financial Group, Inc.

10.12** Business Lease (Single Tenant) between the Company and BR Venture, LLC dated September 1998.

10.13* Employment Agreement between the Company and Catherine M. Hapka, dated June 10, 1997.

10.14* 1997 Stock Option/Stock Issuance Plan.

10.15** 1999 Stock Incentive Plan.

10.16** 1999 Employee Stock Purchase Plan.

10.17* Form of Indemnification Agreement between the Company and each of its directors.

10.18* Form of Indemnification Agreement between the Company and each of its officers.

10.19* QuickStart Loan and Security Agreement, dated October 29, 1997, between the Company and Silicon Valley Bank.

10.20** Third Addendum, dated March 31, 1999, to Master Lease Agreement, dated November 19, 1997, by and among Company and GATX Capital Corporation

10.21** Master Lease Agreement, dated March 31, 1999, by and among Company and GATX Capital Corporation.

10.22** First Addendum, dated March 31, 1999, to Master Lease Agreement, dated March 31, 1999, by and among Company and GATX Capital Corporation.

10.23** Amendment No. 1, dated April 6, 1999, to Framework Agreement, dated March 3, 1999, by and among the Company and MCI WorldCom, Inc.

10.24** Series C Preferred Stock and Warrant Purchase Agreement, dated April 6, 1999, by and among the Company and U.S Telesource, Inc.

10.25** Series D Preferred Stock Purchase Agreement, dated April 6, 1999, by and among the Company and the Investors listed on Schedule A thereto.

10.26** Amended and Restated Investors' Rights Agreement, dated April 6, 1999, by and among the Company and the Investors listed on Schedule A thereto.

10.27** Lease Agreement, dated April 5, 1999, by and among the Company and Cisco Systems Capital Corporation.

10.28*** Amendment No. 2, dated May 10, 1999, to Framework Agreement, dated March 3, 1999, by and among the Company and MCI WorldCom, Inc.

10.29**** Employment Agreement with Steve Stringer.

10.30**** Employment Agreement with Michael Lanier.

10.31 *****Master Lease Agreement, dated July 30, 1999, by and between the Company and GATX Capital Corporation

10.32 ****** ACI Plus Service Agreement, dated April 6, 1999, by and between the Company and Qwest Communications Corporation.

10.33 Joint Venture Agreement, dated January 1, 2000, by and between the Company, Rhtyms Links, Inc. and Optel Communications Corporation.

10.34 Preferred Stock and Warrant Purchase Agreement, dated February 6, 2000 by and between the Company and the Purchasers listed on Schedule I thereto.

10.35 Purchase Agreement, dated February 16, 2000, by and between the Company and the Initial Purchasers listed on Schedule I thereto.

10.36 Purchase Agreement, dated February 28, 2000 by and between the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Salomon Smith Barney Inc.

10.37  Employment Agreement with David J. Shimp.

10.38  Employment Agreement with Scott C. Chandler.

21.1** Subsidiaries of the Company.

23.1   Consent of PricewaterhouseCoopers

24.1 Powers of Attorney (included on signature page).

99.3**** Plus Service Agreement, dated April 6, 1999, by and between the Company and Qwest Communications Corporation.

* Previously filed with the Commission as an exhibit to the registration statement on Form S-4 (File No. 333-59393) and incorporated herein by reference. II-6
**Previously filed with the Commission as an exhibit to the registration statement on Form S-1 (File No. 333-72409) and incorporated herein by reference. *** Previously filed with the Commission as an exhibit to the registration statement on Form S-4 (File No. 333-82637) and incorporated herein by reference. ****Previously filed with the Commission as an exhibit to the registration statement on Form S-1 (File No. 333-82867) and incorporated herein by reference. *****Previously filed with the Commission as an exhibit to Form 10-Q filed November 11, 1999 and incorporated herein by reference.
******Previously filed with the Commission as an exhibit to Form 10-Q filed August 11, 1999 and incorporated herein by reference.

Reports on Form 8-K

1. The Company filed no current reports on Form 8-K in the fourth quarter ended December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RHYTHMS NETCONNECTIONS INC.

Date:  March 29, 2000                      By:  /s/    Scott C. Chandler
                                           -------------------------------------
                                           Scott C. Chandler,
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 29, 2000                      By:  /s/    Catherine M. Hapka
                                           -------------------------------------
                                           Catherine M. Hapka,
                                           Chairman and Chief Executive Officer

Date:  March 29, 2000                      By:  /s/    Steve Stringer
                                           -------------------------------------
                                           Steve Stringer,
                                           President and Chief Operating Officer

Date:  March 29, 2000                      By:  /s/    Scott C. Chandler
                                           -------------------------------------
                                           Scott C. Chandler,
                                           Chief Financial Officer

Date:  March 29, 2000                      By:  /s/    Kevin R. Compton
                                           -------------------------------------
                                           Kevin R. Compton
                                           Director

Date:  March 29, 2000                      By:  /s/    Susan Mayer
                                           -------------------------------------
                                           Susan Mayer,
                                           Director

Date:  March 29, 2000                      By:  /s/    William R. Stensrud
                                           -------------------------------------
                                           William R. Stensrud,
                                           Director

Date:  March 29, 2000                      By:  /s/    John L. Walecka
                                           ---------------------------
                                           John L. Walecka,
                                           Director

Date:  March 29, 2000                      By:  /s/    Edward J. Zander
                                           ----------------------------
                                           Edward J. Zander,
                                           Director

                         Index to Financial Statements
                         -----------------------------

RHYTHMS NETCONNECTIONS INC.



Contents



Report of Independent Accountants............................................F-1
Financial Statements:
        Consolidated Balance Sheets..........................................F-2
        Consolidated Statements of Operations................................F-3
        Consolidated Statements of Cash Flows................................F-4
        Consolidated Statements of Stockholders' Equity......................F-5
        Notes to Consolidated Financial Statements...........................F-7

                       Report of Independent Accountants


To the Board of Directors and Stockholders of Rhythms NetConnections Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of cash flows, and of stockholders' equity present fairly, in all material respects, the financial position of Rhythms NetConnections Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the period from February 27, 1997, (Inception) through December 31, 1997, and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
February 29, 2000, except for Note 10,
as to which the date is March 16, 2000

                          RHYTHMS NETCONNECTIONS INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                                              December 31,
                                                                                      --------------------------
                                      ASSETS                                              1998            1999
----------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                             $ 21,315        $ 48,247
  Short-term investments                                                                 115,497         292,008
  Restricted cash                                                                              -          36,707
  Accounts, loans, interest, and other receivables, net                                    2,376          10,844
  Inventory                                                                                  340           4,071
  Prepaid expenses and other current assets                                                  230           8,460
----------------------------------------------------------------------------------------------------------------
    Total current assets                                                                 139,758         400,337
----------------------------------------------------------------------------------------------------------------
Equipment and furniture, net                                                              11,510         124,831
Collocation fees, net                                                                     13,804          57,421
Restricted cash                                                                                -          59,526
Deferred business acquisition costs, net of accumulated amortization of $0 and $4,765          -          18,425
Deferred debt issue costs, net of accumulated amortization of $216 and $924                6,304          16,194
Other assets                                                                                 350           8,690
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $ 171,726        $685,424
================================================================================================================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt                                                        $ 333           $ 333
  Accounts payable                                                                        10,601          30,895
  Interest payable                                                                            39           8,787
  Accrued expenses and other current liabilities                                           2,816          23,163
----------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                             13,789          63,178

Long-term debt                                                                               472             111
Senior notes payable                                                                     157,465         505,696
Other liabilities                                                                            180             110
----------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                    171,906         569,095
----------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 9)
Mandatorily redeemable common stock warrants                                               6,567              42
----------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):
  Preferred stock                                                                             17               -
  Common stock, $0.001 par value; 250,000,000 shares authorized;
      8,042,530 shares issued as of 1998, 78,255,707 shares issued as of 1999                  8              78
  Treasury stock, at cost; 438,115 shares as of 1998 and 988,894 shares as of 1999           (18)           (469)
  Additional paid-in capital                                                              37,212         373,604
  Warrants                                                                                     -          10,397
  Deferred compensation                                                                   (5,210)        (12,320)
  Accumulated deficit                                                                    (38,756)       (257,636)
  Accumulated other comprehensive income                                                       -           2,633
----------------------------------------------------------------------------------------------------------------
    Total stockholders' equity (deficit)                                                  (6,747)        116,287
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $ 171,726        $685,424
================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              (In thousands, except share and per share amounts)


                                                                     Period From
                                                                  February 27, 1997,                  Year Ended
                                                                 (Inception) Through                 December 31,
                                                                     December 31,           ----------------------------
                                                                        1997                    1998              1999
------------------------------------------------------------------------------------------------------------------------
Revenue:
   Service and installation, net                                         $      -           $     528        $    11,089

Operating Expenses:
   Network and service costs                                                    -               4,695             68,161
   Selling, marketing, general and administrative                           2,342              22,428            110,947
   Depreciation and amortization                                                1               1,081             12,639
   Amortization of deferred business acquisition costs                          -                   -              4,765
   Deferred compensation                                                      192                 725              3,742
       Total operating expenses                                             2,535              28,929            200,254

Loss from operations                                                       (2,535)            (28,401)          (189,165)

Other Income (Expense):
   Interest income                                                            114               5,813             22,673
   Interest expense (including amortized debt
     discount and issue costs)                                                 (1)            (13,779)           (52,537)
   Other income                                                                 -                  33                149
       Total other income (expense)                                           113              (7,933)           (29,715)

Net Loss                                                                 $ (2,422)          $ (36,334)        $ (218,880)

Other comprehensive income                                                      -                   -              2,633

Total Comprehensive Income (Loss)                                        $ (2,422)          $ (36,334)        $ (216,247)


Net Loss Per Share:
   Basic                                                                 $  (1.12)        $    (12.18)        $    (4.15)
   Diluted                                                               $  (1.12)           $ (12.18)        $    (4.15)

Shares Used in Computing Net Loss Per Share:
   Basic                                                                2,161,764           2,984,216         52,770,402
   Diluted                                                              2,161,764           2,984,216         52,770,402




 The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                  Period From                 Year Ended
                                                                               February 27, 1997,             December 31,
                                                                              (Inception) Through   -----------------------------
                                                                               December 31, 1997         1998              1999
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net loss                                                                         $  (2,422)       $   (36,334)     $   (218,880)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization of equipment, furniture, and collocation fees            1                539            12,639
    Amortization of deferred business acquisition costs                                    -                  -             4,765
    Amortization of debt discount and deferred debt issue costs                            -             13,882            23,939
    Amortization of deferred compensation                                                265                725             3,742
    Amortization of gain on sale of equipment to leasing company                           -                  -              (142)
    Loss on sale of equipment to leasing company                                           -                387                 -
    Changes in assets and liabilities:
      Increase in accounts, loans, interest, and other receivables, net                    -             (2,376)           (8,468)
      Increase in inventory                                                                -               (340)           (3,731)
      Increase in prepaid expenses and other current assets                              (95)              (135)           (8,230)
      Increase in other assets                                                           (32)              (318)             (382)
      Increase in accounts payable                                                       388              2,287            11,807
      Increase in interest payable                                                         -                 39             8,748
      Increase in accrued expenses and other current liabilities                         335              2,440            20,347
      Increase in other liabilities                                                        -                180                72
---------------------------------------------------------------------------------------------------------------------------------
                Net cash used for operating activities                                (1,560)           (19,024)         (153,774)
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Purchases of short-term investments                                                    -           (451,870)         (451,660)
    Maturities of short-term investments                                                   -            336,373           275,149
    Purchases of government securities as restricted cash                                  -                  -           (96,233)
    Investment in common stock                                                             -                  -            (5,325)
    Purchases of equipment and furniture                                              (1,018)            (9,973)         (147,358)
    Payments of collocation fees                                                        (327)           (13,562)          (45,974)
---------------------------------------------------------------------------------------------------------------------------------
                Net cash used for investing activities                                (1,345)          (139,032)         (471,401)
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Proceeds from leasing company for equipment                                            -              6,606            23,755
    Proceeds from issuance of senior notes and warrants                                    -            150,365           325,000
    Payments of debt issue costs                                                           -             (6,519)          (10,598)
    Proceeds from borrowings on long-term debt                                           568                432                 -
    Repayments of long-term debt                                                           -               (195)             (361)
    Proceeds from issuance of common stock                                                13                242           248,748
    Proceeds from issuance of preferred stock and warrants                            12,490             18,292            75,000
    Payments of equity issue costs                                                         -                  -           (17,473)
    Bank overdraft                                                                         -                  -             8,487
    Purchase of treasury stock                                                             -                (18)             (451)
---------------------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                             13,071            169,205           652,107
---------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                             10,166             11,149            26,932
Cash and cash equivalents at beginning of period                                           -             10,166            21,315
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $  10,166        $    21,315      $     48,247
=================================================================================================================================
Supplemental schedule of cash flow information:
    Cash paid for interest                                                         $       3        $        66      $     19,850
=================================================================================================================================
Supplemental schedule of non-cash financing activities:
    Equipment and furniture purchases payable                                      $     604        $     7,363      $        547
    Business acquisition costs from issuance of preferred stock and warrants       $       -        $         -      $     22,010
    Warrants issued to leasing companies                                           $       -        $         -      $      1,180
---------------------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except share amounts)

                                                          Preferred Stock              Common Stock            Treasury Stock
                                                          $0.001 par value            $0.001 par value             at Cost
                                                      -----------------------        -------------------     -------------------
                                                      Shares           Amount        Shares       Amount     Shares       Amount
--------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock to Founders                         -         $    -       2,161,764     $    2             -    $    -
      at inception
Issuance of Series A preferred stock for cash       12,490,000             12               -          -             -         -
Issuance of common stock upon exercise
      of options                                             -              -         320,458          -             -         -
Grant of options to purchase Series A
      preferred stock                                        -              -               -          -             -         -
Deferred compensation from grants of
     options to purchase common stock                        -              -               -          -             -         -
Amortization of deferred compensation                        -              -               -          -             -         -
Net loss                                                     -              -               -          -             -         -
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                        12,490,000             12       2,482,222          2             -         -

Issuance of Series A preferred stock for cash          365,094              1               -          -             -         -
Issuance of Series B preferred stock for cash        4,044,943              4               -          -             -         -
Issuance of common stock upon exercise
      of options                                             -              -       5,560,308          6             -         -
Purchase of treasury stock for cash                          -              -               -          -       438,115       (18)
Deferred compensation from grants of
     options to purchase common stock                        -              -               -          -             -         -
Amortization of deferred compensation                        -              -               -          -             -         -
Reversal of deferred compensation from
     cancellation of grants to purchase
     common stock                                            -              -               -          -             -         -
Net loss                                                     -              -               -          -             -         -
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        16,900,037         $   17       8,042,530     $    8       438,115    $  (18)

                                                          Additional                                             Total
                                                            Paid-In        Deferred          Accumulated      Stockholders'
                                                            Capital      Compensation          Deficit      Equity (Deficit)
---------------------------------------------------------------------------------------------------------------------------
Issuance of common stock to Founders                      $       -        $        -         $       -           $       2
      at inception
Issuance of Series A preferred stock for cash                12,477                 -                 -              12,489
Issuance of common stock upon exercise
      of options                                                 12                 -                 -                  12
Grant of options to purchase Series A
      preferred stock                                            73                 -                 -                  73
Deferred compensation from grants of
     options to purchase common stock                         1,450            (1,450)                -                   -
Amortization of deferred compensation                             -               192                 -                 192
Net loss                                                          -                 -            (2,422)             (2,422)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                 14,012            (1,258)           (2,422)             10,346

Issuance of Series A preferred stock for cash                   291                 -                 -                 292
Issuance of Series B preferred stock for cash                17,996                 -                 -              18,000
Issuance of common stock upon exercise
      of options                                                236                 -                 -                 242
Purchase of treasury stock for cash                               -                 -                 -                 (18)
Deferred compensation from grants of
     options to purchase common stock                         4,908            (4,908)                -                   -
Amortization of deferred compensation                             -               725                 -                 725
Reversal of deferred compensation from
     cancellation of grants to purchase
     common stock                                              (231)              231                 -                   -
Net loss                                                          -                 -           (36,334)            (36,334)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                              $  37,212        $   (5,210)        $ (38,756)          $  (6,747)

 The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except share amounts)

                                                  Preferred Stock          Common Stock           Treasury Stock
                                                  $0.001 par value       $0.001 par value             at cost            Additional
                                               -------------------      -------------------     -------------------        Paid-in
                                               Shares       Amount      Shares       Amount      Shares      Amount        Captial
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                  16,900,037    $   17     8,042,530     $    8      438,115     $  (18)     $   37,212
Issuance of common stock in initial public
     offering                                          -         -    10,781,250         11            -          -         226,395
Issuance of common stock upon exercise of
     options for cash                                  -         -     2,711,247          3            -          -           3,333
Issuance of common stock in secondary
     offering                                          -         -       594,279          -            -          -          17,233
Issuance of common stock upon cashless
     exercise of warrants                              -         -     4,954,085          5            -          -           6,520
Issuance of Series C preferred stock and
     warrants for cash                         8,395,655         8             -          -            -          -          60,368
Issuance of Series D preferred stock and
     warrants for cash                           441,176         -             -          -            -          -           6,317
Business relationship value arising from
     issuance of Series C and D preferred stock        -         -             -          -            -          -          21,100
Costs arising from issuances of Series C
     and D preferred stock                             -         -             -          -            -          -            (245)
Conversion of preferred stock to common
     upon initial public offering            (25,736,868)      (25)   51,076,051         51            -          -             (26)
Costs arising from public offerings                    -         -             -          -            -          -         (17,224)
Purchase of treasury stock for cash                    -         -             -          -      550,779       (451)              -
Issuance of warrants to leasing companies              -         -             -          -            -          -               -
Issuance of warrants to business partner               -         -             -          -            -          -               -
Stock issuance under employee stock
     purchase plan                                     -         -        96,265          -            -          -           1,769
Deferred compensation from grants of
     options to purchase common stock                  -         -             -          -            -          -          11,428
Amortization of deferred compensation                  -         -             -          -            -          -               -
Reversal of deferred compensation from
     cancellation of grants to purchase
     common stock                                      -         -             -          -            -          -            (576)
Net loss                                               -         -             -          -            -          -               -
Unrealized gain on available-for-sale
     securities                                        -         -             -          -            -          -               -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                           -    $    -    78,255,707     $   78      988,894     $ (469)     $  373,604

                                                                                               Accumulated
                                                                                                  Other             Total
                                                                Deferred       Accumulated     Comprehensive      Stockholders'
                                                Warrants      Compensation       Deficit          Income         Equity (Deficit)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                    $      -      $   (5,210)      $  (38,756)        $     -           $    (6,747)
Issuance of common stock in initial public
     offering                                          -               -                -               -               226,406
Issuance of common stock upon exercise of
     options for cash                                  -               -                -               -                 3,336
Issuance of common stock in secondary
     offering                                          -               -                -               -                17,233
Issuance of common stock upon cashless
     exercise of warrants                              -               -                -               -                 6,525
Issuance of Series C preferred stock and
     warrants for cash                             7,124               -                -               -                67,500
Issuance of Series C preferred stock and
     warrants for cash                             1,183               -                -               -                 7,500
Business relationship value arising from
     issuance of Series C and D preferred stock        -               -                -               -                21,100
Costs arising from issuances of Series C
     and D preferred stock                             -               -                -               -                  (245)
Conversion of preferred stock to common
     upon initial public offering                      -               -                -               -                     -
Costs arising from public offerings                    -               -                -               -               (17,224)
Purchase of treasury stock for cash                    -               -                -               -                  (451)
Issuance of warrants to leasing companies          1,180               -                -               -                 1,180
Issuance of warrants to business partner             910               -                -               -                   910
Stock issuance under employee stock
     purchase plan                                     -               -                -               -                 1,769
Deferred compensation from grants of
     options to purchase common stock                  -         (11,428)               -               -                     -
Amortization of deferred compensation                  -           3,742                -               -                 3,742
Reversal of deferred compensation from
     cancellation of grants to purchase
     common stock                                      -             576                -               -                     -
Net loss                                               -               -         (218,880)              -              (218,880)
Unrealized gain on available-for-sale
     securities                                        -               -                -           2,633                 2,633
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                    $ 10,397      $  (12,320)      $ (257,636)        $ 2,633           $   116,287

 The accompanying notes are an integral part of these consolidated financial statements.

RHYTHMS NETCONNECTIONS INC.
Notes to Consolidated Financial Statements



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Rhythms NetConnections Inc. (the Company), a Delaware corporation, was organized under the name Accelerated Connections Inc. effective February 27, 1997. The Company's name was changed to Rhythms NetConnections Inc. as of August 15, 1997. The Company is in the business of providing broadband local access communication services to businesses and consumers. The Company's services include high-speed "always on" connections to the Internet and to private networks. The Company began offering commercial services in the U.S. in April 1998.

The Company's ultimate success depends upon, among other factors, rapidly expanding the geographic coverage of its network services; entering into interconnection agreements with ILECs, some of which are competitors or potential competitors of the Company; deploying network infrastructure; attracting and retaining customers; accurately assessing potential markets; continuing to develop and integrate its operational support system and other back office systems; obtaining any required governmental authorizations; responding to competitive developments; continuing to attract, retain and motivate qualified personnel; and continuing to upgrade its technologies and commercialize its network services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these matters and failure to do so could have a material adverse effect on the Company's business, prospects, operating results and financial condition. As the Company continues the development of its business, it will seek additional sources of financing to fund its development. If unsuccessful in obtaining such financing, the Company will continue expansion of its operations on a reduced scale based on its existing capital resources.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the transactions and balances of Rhythms NetConnections Inc. and its wholly owned subsidiaries Rhythms Links Inc. and Rhythms Links Inc. - Virginia (since February 1998). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Revenue Recognition

Revenue consists of recurring fees for monthly DSL service, and nonrecurring fees for equipment and installation. Customer contracts are renewable and range from one to three years in duration with payments due on a monthly basis. Monthly recurring service revenue is recorded in the month the services are rendered. Revenue for installations is recognized to the extent of installation costs in the month incurred. Costs in excess of revenue related to installation services are deferred and amortized to network and service costs on a straight-line basis over the term of the customer contracts.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market funds, certificates of deposit, obligations of the U.S. government and its agencies and commercial paper with a maturity of three months or less at the time of purchase. Included in accounts payable are outstanding checks in excess of cash balances of $8.5 million at December 31, 1999.

Short-Term Investments

Short-term investments consist of obligations of the U.S. government and its agencies and commercial paper that have a maturity between 91 days and one year from the date of purchase. Management determines the appropriate classification of marketable debt and equity securities at the time of purchase.

Restricted Cash

Restricted cash is made up of a portfolio of U.S. government securities purchased to secure payment of the first six scheduled interest payments on the 1999 senior notes.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for long-term debt other than the 12 3/4% senior notes and 13 1/2% senior discount notes approximate fair value based upon management's best estimates of what interest rates would be available for the same or similar instruments. The senior notes are publicly traded securities. The combined quoted fair market value and the combined carrying amount of the senior notes at December 31, 1999 are $471.9 million and $505.7 million, respectively.

Investment in OCI Communications Inc.

On October 29, 1999, the Company completed a strategic investment in OCI Communications Inc. (OCI), a provider of telecommunications services in Canada. In exchange for a $5.3 million cash investment, the Company received warrants convertible into 763,680 shares of Class B non-voting stock in OCI. These warrants were converted in December 1999. As part of this investment, the Company received various rights, including the ability to appoint a representative to OCI's Board of Directors, among others. This investment is classified as an available-for-sale security and is carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. As part of this strategic relationship, in January 2000, the Company formed a joint venture with OCI to offer DSL-based services in selected Canadian markets. See Note 10.

Inventory

Inventory consists of communications equipment that will be installed at customer locations. Inventory is accounted for using the first-in, first-out method at the lower of cost or market.

Equipment and Furniture

Equipment and furniture consists of purchased equipment, furniture, computer software, and leasehold improvements. Equipment and furniture is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years or the lease term, if shorter. When equipment and furniture are retired, sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and gains and losses resulting from such transactions are reflected in operations.

Collocation Fees

Collocation fees represent nonrecurring fees paid to secure central office space for location of certain Company equipment. The fees are amortized over their estimated useful lives of ten years.

Impairment of Long-Lived Assets

The Company investigates potential impairments of its long-lived assets on an exception basis when evidence exists that events or changes in circumstances may have made recovery of an asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset. No such losses have been identified.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents and short-term investments. Cash in excess of operating requirements is conservatively invested in money market funds, certificates of deposit with high quality financial institutions, obligations of the U.S. government and its agencies, and commercial paper rated A-1, P-1 to minimize risk.

At December 31, 1998 and 1999, accounts receivable balances from two significant customers were 22.4% and 33.2%, respectively, of the total net accounts receivable balance and 50.4% and 40.8%, respectively, of revenues. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains an allowance for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. At December 31, 1998 and 1999, the allowance for doubtful accounts was $50,000 and $0.4 million, respectively. The Company's customer base is widespread geographically.

Advertising Costs

Advertising costs are expensed as incurred. Approximately $0.7 million and $6.9 million of advertising costs were incurred in 1998 and 1999,respectively. No such material amounts were incurred in 1997.

Income Taxes

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

Net Loss Per Share

Basic earnings per share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period without consideration for common stock equivalents. Diluted EPS is computed by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period in addition to the weighted average number of common stock equivalents outstanding for the period. Shares subject to repurchase by the Company are considered common stock equivalents for purposes of this calculation. Shares issuable upon conversion of the Series A and Series B preferred stock, upon the exercise of outstanding stock options and warrants and shares issued subject to repurchase by the Company totaling 36,653,940 and 52,958,513, at December 31, 1997 and

1998, respectively, have been excluded from the computation since their effect would be antidilutive. Shares issuable upon conversion of the exercise of outstanding stock options and warrants and shares issued subject to repurchase by the Company totaling 6,897,060 at December 31, 1999 have been excluded from the computation since their effect would be antidilutive.


Stock Options and Stock Purchase Warrants

Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," is applied in accounting for all employee stock option and stock purchase warrant arrangements. Compensation cost is recognized for all stock options and stock purchase warrants granted to employees when the exercise price is less than the market price of the underlying common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" requires pro forma disclosures regarding earnings (loss) as if compensation cost for stock options and stock purchase warrants had been determined in accordance with the fair value based method prescribed in SFAS No.123. Estimates of the fair market value are made for each stock option and stock purchase warrant at the date of grant by the use of the Black-Scholes option pricing model.

New Accounting Pronouncements

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB No.
101), "Revenue Recognition in Financial Statements." SAB 101 provides specific guidance, among other things, as to the recognition of revenue related to up-front non-refundable fees and services charges received in connection with a contractual arrangement. The Company will adopt SAB No. 101 as required in 2000. The Company is in the process of evaluating the impact on its consolidated financial statements.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company will adopt SFAS No. 133 as required in 2001. The Company expects that adoption will have no impact on the consolidated financial statements.

Reclassifications

Certain balances in the 1997 and 1998 financial statements have been reclassified to conform to the 1999 presentation. The reclassifications had no effect on financial condition, results of operations or cash flows.


2.  SHORT-TERM INVESTMENTS

The Company's marketable debt securities are classified as held-to-maturity and carried at amortized cost, which approximates fair value. Short-term investments consist of the following:

    --------------------------------------------------------------------
                                                        December 31,
                                                ------------------------
    (In thousands)                                  1998            1999
    --------------------------------------------------------------------
    Short-term investments:
    Commercial paper                           $  33,170       $  75,902
    U.S. government securities                    82,327         216,106
    --------------------------------------------------------------------
                                               $ 115,497       $ 292,008
    --------------------------------------------------------------------

3.  COMPOSITION OF CERTAIN BALANCE SHEET COMPONENTS

-----------------------------------------------------------------------------------------
                                                                       December 31,
                                                                -------------------------
(In thousands)                                                     1998            1999
-----------------------------------------------------------------------------------------
Accounts, loans, interest and other receivables, net:
   Interest                                                      $  2,135       $   5,011
   Trade, net of allowance for doubtful accounts of
      $50 and $367 in 1998 and 1999, respectively                     197           4,016
   Other receivables from third parties                                 -           1,701
   Employee expense advances and loans                                 44             116
                                                                 $  2,376       $  10,844

Equipment and furniture, net:
   Operating equipment                                           $  9,633       $ 101,611
   Office furniture                                                   917           4,815
   Leasehold improvements                                             668           3,199
   Computer software                                                  456           7,993
   Computer equipment                                                 274          17,239
   Lab equipment                                                       17             605
   Accumulated depreciation                                          (455)        (10,631)
                                                                 $ 11,510       $ 124,831

Collocation fees, net:
   Collocation fees                                                13,889          59,860
   Accumulated amortization                                           (85)         (2,439)
                                                                 $ 13,804       $  57,421

Accrued expenses and other current liabilities:
   Accrued payroll                                               $  1,524       $   8,851
   Carrier services and other operating costs                         991           8,492
   Other                                                              301           5,820
                                                                 $  2,816       $  23,163

4.  DEBT

Outstanding debt consists of the following:

-----------------------------------------------------------------------------------------
                                                                       December 31,
                                                                -------------------------
(In thousands)                                                     1998            1999
-----------------------------------------------------------------------------------------
Note payable to bank; due in monthly installments of $28;
interest at prime plus 0.25% (8.0% and 8.75%,respectively);
collateralized by certain assets; matures April 2001            $     805       $     444
12 3/4% senior notes; due April 2009; unsecured                         -         325,000  (a)
13 1/2% senior discount notes; due May 2008; net of unamortized
discount of $109,304; unsecured                                   157,465         180,696  (b)
-----------------------------------------------------------------------------------------
Total debt                                                        158,270         506,140
Less current portion                                                 (333)           (333)
-----------------------------------------------------------------------------------------
                                                                $ 157,937       $ 505,807
-----------------------------------------------------------------------------------------

(a) Cash proceeds from the issuance of the 1999 senior notes were approximately $314.5 million of which approximately $113.2 million was used to purchase a portfolio of U.S. government securities to secure payment of the first six scheduled interest payments on the 1999 senior notes. These senior notes are unsecured obligations of the Company and mature on April 15, 2009. The notes are redeemable at the Company's option, in whole or in part, at any time after April 15, 2004, at predetermined redemption prices, together with any accrued and unpaid interest through the date of redemption. Upon a change of control, each holder of the senior notes may require the Company to purchase the notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase. The 1999 senior notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, sale of stock of subsidiaries, entering new lines of business, dividends, mergers and transfers of assets.

(b) The sale of the 1998 senior discount notes included warrants to purchase 4,732,800 shares of common stock at an exercise price of $0.004 per share. The notes were issued at a discount and cash proceeds from the issuance of the notes and warrants were $150.4 million. The value ascribed to the warrants of $6.6 million resulted in additional debt discount. The debt issue costs are being amortized to interest expense using the effective interest method over the period that the notes are outstanding. The notes will accrete in value through May 15, 2003, at a rate of 13 1/2% per annum, compounded semi-annually; no cash interest will be payable prior to that date. Upon a change in control or upon certain asset sales, the Company must offer to repurchase all or a portion of the outstanding notes. In addition, the Company has the option to repurchase the notes upon payment of a premium of accreted value at that point in time. The notes contain restrictive covenants including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, sale of stock of subsidiaries, dividends, mergers and transfers of assets.

Effective November 20, 1998, the Company completed an exchange offer of the 13 1/2% senior discount notes that allowed for registration of such notes under the Securities Act of 1933, as amended. Of the original issue notes, $289.0 million were tendered for exchange. The registered notes have substantially the same terms and conditions as the unregistered notes, except that the registered notes are not subject to the restrictions on resale or transfer that applied to the unregistered notes.

Effective September 17, 1999, the Company completed an exchange offer of the 12 3/4% senior discount notes that allowed for registration of such notes under the Securities Act of 1933, as amended. The original issue notes of $325.0 million were tendered for exchange. The registered notes have substantially the same terms and conditions as the unregistered notes, except that the registered notes are not subject to the restrictions on resale or transfer that applied to the unregistered notes.

Future maturities of outstanding debt are $0.3 million in 2000, $0.1 million in 2001, none in 2002, none in 2003, none in 2004, and $615.0 million thereafter.

5.  STOCKHOLDERS' EQUITY

The Company was initially capitalized in February 1997 with common stock.

On July 3, 1997, the Company issued 12,280,000 shares of its Series A preferred stock to new and existing investors for an aggregate purchase price of $12.3 million, which converted into 29,472,000 shares of common stock upon the closing of the initial public offering of the Company's common stock as discussed below. In addition, 210,000 shares of Series A preferred stock was sold to certain investors for an aggregate purchase price of $0.2 million, which converted into 504,000 shares of common stock upon the closing of the initial public offering of the Company's common stock as discussed below. The Company also issued 365,094 shares of Series A preferred stock at a purchase price of $0.80 per share which converted into 876,226 shares of common stock upon the closing of the initial public offering of the Company's common stock in April 1999 as discussed below.

On March 12, 1998, the Company issued 4,044,943 shares of its Series B preferred stock to new and existing investors at a price of $4.45 per share. The Company received proceeds totaling $18.0 million, which converted into 9,707,863 shares of common stock upon the closing of the initial public offering of the Company's common stock in April 1999 as discussed below.

In March 1999, the Company issued 3,731,410 shares of Series C preferred stock to MCI WorldCom's investment fund for an aggregate purchase price of $30.0 million, which converted into 4,477,692 shares of common stock upon the closing of the initial public offering of the Company's common stock in April 1999 as discussed below. The terms of the transaction also provide for the Company and MCI WorldCom to enter into various business relationships, including MCI WorldCom's commitment to sell 100,000 of the Company's DSL lines over a period of five years, subject to penalties for failure to reach target commitments. This transaction included certain warrants as discussed in Note 6.

In March 1999, the Company issued 3,731,409 shares of Series C preferred stock to Microsoft for an aggregate purchase price of $30.0 million, which converted into 4,477,691 shares of common stock upon the closing of the initial public offering of the Company's common stock in April 1999 as discussed below. The terms of the transaction also provide for the Company and Microsoft to enter into various business relationships. In connection with these business relationships, the Company capitalized $10.0 million in business acquisition costs that is being amortized to operating expense over a three-year period. This transaction included certain warrants as discussed in Note 6.

In April 1999, the Company issued 932,836 shares of Series C preferred stock to Qwest, which converted into 1,119,403 shares of common stock upon the closing of the initial public offering of the Company's common stock in April 1999, as discussed below. Also included was 441,176 shares of Series D preferred stock, which converted into 441,176 shares of common stock upon the closing of the initial public offering of the Company's common stock. The aggregate purchase price for these transactions was $15.0 million. In accordance with provisions of the agreement underlying this investment, the Company and Qwest have entered into certain business relationships. In connection with this business relationship, the Company capitalized $11.1 million in business acquisition costs that is being amortized to operating expense over a five-year period. This transaction included certain warrants as discussed in Note 6.

Effective April 12, 1999, the Company completed an initial public offering of its common stock. A total of 10,781,250 common shares were issued at $21.00 per share; net proceeds to the Company were approximately $210.1 million after payment of underwriting fees and related issue costs. Upon completion of the offering, all classes of preferred stock automatically converted to common stock, resulting in an additional 51,076,051 shares of common stock being issued leaving no shares of preferred stock issued and outstanding.

Effective August 17, 1999, the Company completed a secondary public offering of its common stock in a transaction that allowed certain holders of warrants issued in connection with the 13 1/2% senior discount notes to exercise those warrants and sell the resulting common stock at $29.00 per share. A total of 3,961,862 shares were issued in the transaction; the company received no proceeds from the sale of these shares. In connection with the secondary offering, the underwriters of the offering were allowed to purchase 594,279 shares of common stock from the Company for $29.00 per share. The sale of these shares was completed on September 14, 1999 and the Company received proceeds of $16.4 million, net of underwriting discount.

Effective November 4, 1998, the Company completed a two-for-one split of its common stock. Effective March 19, 1999, the Company completed a six-for-five split of its common stock. The accompanying consolidated financial statements have been restated for all periods presented to reflect the stock splits.

6.  STOCK OPTIONS AND WARRANTS

The Company has established the 1999 Stock Incentive Plan (the 1999 Plan) as the successor equity incentive program to the 1997 Option/Stock Issuance Plan (the 1997 Plan). The 1999 Plan provides for the grant of options to employees, directors and outside consultants for purchase of up to an aggregate of 17,173,530 shares of common stock. All outstanding options under the 1997 Plan were incorporated into the 1999 Plan, and no further options grants may be made under the 1997 Plan. Options granted under the 1997 Plan are immediately exercisable and expire within ten years after the date of grant. Shares acquired upon exercise are subject to repurchase by the Company ratably over a four-year period from the date of grant, at the option of the Company and at the exercise price. Options granted under the 1999 Plan are exercisable ratably over a four-year period from date of grant and expire within ten years of the date of the grant. The 1999 Plan provides for both incentive option and non-statutory option grants and for accelerated vesting in the event of a 50% or more change in control of the Company.

         The 1999 Plan activity is as follows:

    ------------------------------------------------------------------------------------------------
                                                                       Weighted         Weighted
                                                      Number of         Average          Average
                                                       Shares          Fair Value     Exercise Price
    ------------------------------------------------------------------------------------------------
    Granted, below market                             5,801,714          $   0.29          $   0.04
    Exercised                                          (320,458)             0.29              0.04
    ------------------------------------------------------------------------------------------------
       Outstanding at December 31, 1997               5,481,256          $   0.29          $   0.04

    Granted, below market                             3,364,680          $   2.62          $   0.84
    Exercised                                        (5,560,308)             0.30              0.04
    Canceled                                           (136,348)             1.10              0.22
    ------------------------------------------------------------------------------------------------
       Outstanding at December 31, 1998               3,149,280          $   2.73          $   0.89

    Granted, at market                                6,160,030          $  31.58          $  31.58
    Granted, below market                             2,081,298              6.36             12.54
    Exercised                                        (2,711,247)             3.11              1.23
    Canceled                                           (962,100)            19.23             13.65
    ------------------------------------------------------------------------------------------------
       Outstanding at December 31, 1999               7,717,261          $  26.87          $  25.12
    ------------------------------------------------------------------------------------------------

The following summarizes the outstanding and exercisable options under the 1999 Plan at December 31, 1999:

    --------------------------------------------------------------------------------------------------
                                              Options Outstanding               Options Exercisable
                                            -------------------------       --------------------------
                                            Weighted         Weighted                         Weighted
                                             Average          Average                          Average
         Exercise             Number        Remaining        Exercise         Number          Exercise
          Price            Outstanding         Life            Price        Exercisable         Price
    --------------------------------------------------------------------------------------------------
    $0.21 to $0.25             174,384      8.53 years         $0.23          174,384           $0.23
    $1.67 to $1.88             481,223      8.86 years         $1.72          481,223           $1.72
    $3.33 to $6.37             897,176      9.08 years         $4.37          897,176           $4.37
    $14.23 to $16.00         1,780,598      9.26 years        $15.93        1,702,262          $15.98
    $43.50 to $56.94           940,680      9.47 years        $52.65                -               -
    $26.69 to $35.25         3,443,200      9.77 years        $32.27                -               -
    --------------------------------------------------------------------------------------------------

During 1997, 1998, and 1999, options were granted to employees at less than fair value on the date of grant, resulting in $1.5 million, $4.9 million, and $11.4 million, respectively, of deferred compensation recorded as a reduction of stockholders' equity. These amounts are being amortized as a charge to deferred compensation expense over the vesting periods of the applicable options; such amortization totaled $0.2 million, $0.7 million, and $3.7 million for the periods ended December 31, 1997, 1998, and 1999, respectively.

An option to purchase 365,094 shares of Series A preferred stock at $0.80 per share was granted to an employee during 1997. The Company recorded $73,000 in compensation expense during 1997 related to this grant.

Had compensation expense for the Company's 1999 Plan and the preferred stock option been determined based on the fair value method of accounting for stock-based compensation, the Company's net loss and net loss per share for the periods ended December 31, 1997, 1998, and 1999 would have been increased by $11,000, $60,000, and $10.8 million and $0.01, $0.02, and $0.20 per share, respectively. For purposes of determining this compensation expense, the fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the periods ended December 31, 1997, 1998, and 1999, respectively: no dividend yield; risk-free interest rates of 5.3%, 4.9%, and 5.5%, respectively; expected volatility of nil for pre-initial public offering grants; and 50% for post initial public offering grants and expected term of four years for common options and six months for the preferred option.

The following summarizes the issued, outstanding, and exercised warrants at December 31, 1999:

------------------------------------------------------------------------------------------------------------------------
                                                    Number of
                                                    Original     Number of    Number of
                                                    Warrants     Warrants      Warrants    Exercise Price    Expiration
                                                     Issued      Exercised   Outstanding      Per Share         Date
------------------------------------------------------------------------------------------------------------------------
Warrants issued with 13 1/2% senior
   discount notes                                   4,732,800    4,701,973        30,827          $ 0.004       May 2008
Warrants issued with Series C preferred stock       1,440,000            -     1,440,000             6.70     March 2004
Warrants issued with Series C preferred stock         136,996                    136,996            21.00     April 2004
Warrants issued with Series D preferred stock         180,000            -       180,000             6.70     April 2004
May 1998 warrants issued with lease agreement         574,380      258,472       315,908             1.85     March 2009
March 1999 warrants issued with lease agreement        45,498            -        45,498            10.55     March 2009
April 1999 warrants issued with lease agreement        75,000            -        75,000            10.55     April 2002
July 1999 warrants issued with lease agreement         10,000            -        10,000            50.00      July 2004
------------------------------------------------------------------------------------------------------------------------

In August 1999, after a "net exercise" of the warrants associated with the 13 1/2% senior discount notes, 3,961,862 of these shares were sold and an additional 740,111 shares were sold by the selling stockholders in November 1999. The Company received no proceeds from these sales. The remaining warrants have an expiration date of May 15, 2008. The warrants may be required to be repurchased by the Company for cash upon the occurrence of a repurchase event, such as a consolidation, merger, or sale of assets to another entity, as defined in the provisions of the Warrant Agreement, at a price to be determined by an independent financial expert selected by the Company. In the event a repurchase event occurs, the difference between the repurchase price and the carrying value of the warrants would be charged to equity.

During May 1998, the Company entered into a 36-month lease line that provides for $24.5 million in equipment on an operating lease basis. In connection with this lease agreement, the Company issued 574,380 warrants to purchase common stock at a price of $1.85 per share, exercisable immediately. In March 1999, the Company entered into additional 36-month lease lines for an aggregate of up to $24.0 million in lease financing. In connection with these March 1999 leases, the Company issued warrants to purchase an aggregate of 45,498 shares of common stock at a price of $10.55 per share. These warrants are immediately exercisable. In April 1999, the Company entered into an agreement for up to $20.0 million in equipment lease financing and issued a warrant to purchase up to 75,000 shares of common stock at an exercise price per share of $10.55. This warrant is immediately exercisable. In July 1999, the Company entered into an additional 36-month lease line for an aggregate of up to $26.0 million in lease financing to be used for equipment. In connection with this July 1999 lease, the Company issued a warrant to purchase 10,000 shares of common stock at a price of $50.00 per share. This warrant is immediately exercisable.

7.  INCOME TAXES

As of December 31, 1999, the Company had net operating loss carryforwards of approximately $210.2 million, which are available to offset future taxable income through 2019 for federal tax, a portion of which will be subject to the limitations of Internal Revenue Code Section 382 relating to changes in ownership of the Company. The deferred tax asset arising from the loss carryforwards has been fully offset by a valuation allowance since the utilization is uncertain. The valuation allowance increased by approximately $1.0 million, $13.9 million, and $84.0 million during 1997, 1998, and 1999, respectively, primarily as a result of the losses in each of these periods.

Components of deferred income taxes are as follows:

    ---------------------------------------------------------------------
    (In thousands)                                 1998              1999
    ---------------------------------------------------------------------
    Deferred tax assets:
       Net operating loss carryforwards        $ 14,724          $ 85,028
       Original issue discount and other            178            13,885
    ---------------------------------------------------------------------
    Gross deferred tax asset                     14,902            98,913
    Valuation allowance                         (14,902)          (98,913)
    ---------------------------------------------------------------------
    Net deferred income taxes                  $      -          $      -
    ---------------------------------------------------------------------

The provision for (benefit from) income taxes reconciles to the statutory federal tax rate as follows:

  --------------------------------------------------------------------------
                                              1997         1998        1999
  --------------------------------------------------------------------------
  Statutory federal tax rate                 (34.0%)      (34.0%)     (35.0%)
  State income tax, net of federal benefit    (5.4%)       (5.4%)      (5.3%)
  Other (including non-deductible items)      (1.8%)        0.9%        1.7%
  Deferred tax asset valuation allowance      41.2%        38.5        38.6%
  --------------------------------------------------------------------------
                                                 -%           -%          -%
  --------------------------------------------------------------------------


8.  RELATED PARTY TRANSACTIONS

The Company's in-house legal counsel is also a partner in a law firm used externally by the Company. During 1998 and 1999, the Company incurred legal fees and expenses of approximately $1.3 million and $2.4 million, respectively, to the external firm in addition to the salary paid to the in-house counsel. At December 31, 1999, the Company had a balance payable of approximately $0.7 million to this entity.

Two members of the Company's Board of Directors serve as directors to a company that supplies equipment to the Company. The total purchases during 1998 and 1999 from the equipment supplier were approximately $13.0 million and $54.0 million, respectively. At December 31, 1999, the Company had a balance payable of approximately $0.4 million to this entity.

One member of the Company's Board of Directors serves as President of MCI WorldCom Venture Fund and a Senior Vice President of MCI WorldCom. In March 1999, the Company entered into a strategic arrangement with MCI WorldCom. No revenue was received from MCI WorldCom in 1999 under this arrangement.

9.   COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain office equipment, telecommunications equipment, network equipment and furniture under non-cancelable operating lease agreements. The leases range in term from 24 months to 60 months and, in certain instances, provide for options to extend. Rent expense under the operating leases for 1997, 1998, and 1999 totaled $46,000, $2.0 million, and $21.0 million, respectively. Future minimum rental payments under the leases are $41.1 million in 2000, $40.6 million in 2001, $25.2 million in 2002, $3.5 million in 2003, $1.8 million in 2004, and $58,000 thereafter.

On February 18, 1999, the Company filed a complaint for declaratory relief in San Diego County Superior Court, North County against Thomas R. Lafleur. Mr. Lafleur is a former employee of the Company. After he left, he was sent a check for the repurchase or buy-back of his unvested shares. Mr. Lafleur refused to cash this check. The declaratory relief action is to determine that his shares were unvested and thus properly repurchased. The Company has since amended its complaint to allege additional causes of action, including fraud, breach of contract, and interference with prospective economic advantage. On or about March 26, 1999, Mr. Lafleur filed an answer to the complaint and also filed a cross-complaint against the Company. The cross-complaint has been amended a number of times and seeks compensatory and punitive damages. The Company intends to defend vigorously against the claims asserted in the current cross-complaint. The Company is currently accounting for these 438,115 shares as treasury stock.

The Company is aware of the filing of a legal action by i2 Technologies, Inc. in the United States District Court in the Northern District of Texas on January 7, 2000, challenging its use of the name "Rhythms" on various grounds and alleging that its use of that name infringes certain trademarks owned by i2 Technologies. The Company denies that it infringes any legitimate trademark rights of i2 Technologies, in part on the grounds that the Company has priority in the Rhythms name with respect to the goods and services provided by it and that its use of those marks is not likely to cause confusion among the consumers of our services and the services provided by i2 Technologies, respectively. The Company intends to vigorously defend the continued use of its name in the manner in which we have used it in the past and the Company's interests in the name "Rhythms."

In addition, the Company is subject to state commission, Federal Communications Commission and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive carrier interconnection agreements in general and our interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies. The Company therefore, may participate in proceedings before these regulatory agencies or judicial bodies that affect, and allow it to advance, its business plans.


10.  SUBSEQUENT EVENTS

In January 2000, the Company formed a joint venture with OCI to offer DSL-based services in selected Canadian markets. The Company and OCI each received 100,000 shares of Class A voting stock. OCI also purchased 10,000,000 shares of Series A preferred shares with a redemption amount of US $1.00 per share for $10.0 million. The Series A preferred shares have no voting or conversion rights, but will earn dividends at a rate of six percent per annum payable only upon redemption. To the extent the joint venture is unable to receive sufficient financing through third parties, the Company and OCI shall be obligated to provide additional capital contributions through installments.

In January and February 2000, the Company entered into an additional 36-month lease line for an aggregate of up to $50.0 million in lease financing with GATX Capital Corporation to be used for network equipment. In February 2000, the Company entered into an additional 36-month lease line for $25.0 million in lease financing with Cisco Systems Capital Corporation to be used for network equipment.

In February 2000, the Company issued $300.0 million aggregate principal amount of 14% senior notes due 2010. Net proceeds of approximately $291.3 million were raised. These senior notes are general unsecured obligations of the Company and mature on February 15, 2010. The notes are redeemable at the Company's option, in whole or in part, at any time after February 15, 2005, at predetermined redemption prices, together with any accrued and unpaid interest through the date of redemption. Upon a change of control, each holder of the senior notes may require the Company to purchase the notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase. The 2000 senior notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, sale of stock of subsidiaries, entering new lines of business, dividends, mergers and transfer of assets.

In February and March 2000, the Company issued 3,000,000 shares of 6 3/4% Series F cumulative convertible preferred stock in a private placement. Net proceeds were approximately $291.0 million. Each share of Series F preferred stock is convertible into 2.35 shares of common stock at any time at a conversion price of $42.56 per share, subject to adjustment. Holders of Series F preferred stock are entitled to dividends on a cumulative basis at an annual rate of 6 3/4%, payable quarterly in cash. The preferred stock is redeemable at the Company's option, in whole or in part, at any time after March 6, 2003, at predetermined redemption prices, together with any accrued and unpaid dividends through the date of redemption. Upon a change of control, each holder of the preferred shares may require the Company to purchase any or all of the shares at 100% of the liquidation preference, plus any accrued and unpaid dividends to the date of purchase. The Series F preferred stock is subject to mandatory redemption on March 3, 2012.

In March 2000, the Company sold $250.0 million of 8 1/4% Series E convertible preferred stock to Hicks, Muse, Tate & Furst Inc. (Hicks Muse). Each share of Series E preferred stock is convertible into shares of common stock at any time at a conversion price of $37.50 per share, subject to adjustment. In addition, the Company issued Hicks Muse warrants to purchase 1,875,000 shares of common stock at an exercise price of $45.00 per share, exercisable for three years; 1,875,000 shares of common stock at an exercise price of $50.00 per share, exercisable for five years; and 1,875,000 shares of common stock at an exercise price of $55.00 per share, exercisable for seven years.

As part of the Hicks Muse agreement, holders of Series E preferred stock affiliated with Hicks Muse have the right to appoint one representative to the Company's Board of Directors provided that they continue to hold 40% of the Series E preferred stock purchased by them or the underlying common stock or any combination thereof. In addition, holders of the Company's Series E preferred stock are be entitled to vote on all matters upon which the Company's common stockholders can vote.


11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited consolidated statement of income data for each of the Company's last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes. The consolidated results of operations for any quarter are not necessarily indicative of the results for any future period.


------------------------------------------------------------------------------------------------
(In thousands, except per share data)       March 31       June 30      Sept. 30       Dec. 31
-------------------------------------------------------  ------------  ------------  -----------
1998:
Revenue                                           $ 10          $ 71         $ 166         $ 281

Total costs and expenses                       $ 2,536       $ 5,147       $ 8,935       $12,311

Loss from operations                          $ (2,526)     $ (5,076)     $ (8,769)    $ (12,030)

Net loss                                      $ (2,380)     $ (6,769)     $(11,881)    $ (15,304)
------------------------------------------------------------------------------------------------
Net loss per share (basic and diluted)         $ (1.10)      $ (2.84)      $ (3.47)      $ (0.68)
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
(In thousands, except per share data)       March 31       June 30      Sept. 30       Dec. 31
-------------------------------------------------------  ------------  ------------  -----------
1999:
Revenue                                          $ 660       $ 1,641       $ 3,317       $ 5,471

Total costs and expenses                       $20,716       $37,370       $55,980       $86,188

Loss from operations                         $ (20,056)    $ (35,729)     $(52,663)    $ (80,717)

Net loss                                     $ (23,899)    $ (42,857)     $(61,778)    $ (90,346)
------------------------------------------------------------------------------------------------
Net loss per share (basic and diluted)         $ (5.38)      $ (0.68)      $ (0.89)      $ (1.23)
------------------------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Rhythms NetConnections Inc.

    Our audits of the consolidated financial statements referred to in our report dated February 29, 2000, except for Note 10, as to which the date is March 16, 2000 included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index in Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP


Denver, Colorado
February 29, 2000

                                  SCHEDULE II


                       Valuation and Qualifying Accounts
                                (in thousands)

                                   |
                                   |   Balance at     Charged to      Deduction/     Balance at end
                                   |  Beginning of    Costs and       Write-offs       of Period
                                   |     Period        Expenses
-----------------------------------|------------------------------------------------------------------
Allowance for uncollectible trade  |
receivables:                       |
  Year ended December 31, 1997     |    $   -          $   -             $   -            $   -
  Year ended December 31, 1998     |    $   -          $  50             $   -            $  50
  Year ended December 31, 1999     |    $  50          $ 325             $  (8)           $ 367
                                   |
