Form 10-Q
period 2000-03-31
RHYTHMS NET CONNECTIONS INC
filed 2000-05-12
CIK 1065869

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---          OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2000
                                      OR

  ---          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                         (1)  Yes    X        No
                                    ---             ---



As of May 11, 2000, a total of 78,576,991 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

                          RHYTHMS NETCONNECTIONS INC.
                               TABLE OF CONTENTS



PART I FINANCIAL INFORMATION
        ITEM 1    Financial Statements

                  Consolidated Balance Sheets as of December 31, 1999 and
                    March 31, 2000 (unaudited)............................................    3

                  Consolidated Statements of Operations for the Three Months Ended
                    March 31, 1999 and 2000 (unaudited)...................................    4

                  Consolidated Statements of Comprehensive Income for the Three Months
                    Ended March 31, 1999 and 2000 (unaudited).............................    5

                  Consolidated Statements of Cash Flows for the Three Months Ended
                    March 31, 1999 and 2000 (unaudited)...................................    6

                  Consolidated Statements of Stockholder's Equity for the Three Months
                    Ended March 31, 2000 (unaudited)......................................    7

                  Notes to Consolidated Financial Statements (unaudited).................. 8-10


        ITEM 2    Management's Discussion and Analysis of Financial Condition and
                    and Results of Operations.............................................11-14

PART II OTHER INFORMATION

        ITEM 1    Legal Proceedings.......................................................   15

        ITEM 2    Changes in Securities and Use of Proceeds...............................   15

        ITEM 3    Defaults Upon Senior Securities.........................................   16

        ITEM 4    Submission of Matters to a Vote of Security Holders.....................   16

        ITEM 5    Other Information.......................................................   16

        ITEM 6    Exhibits and Reports on Form 8-K........................................   16

        SIGNATURES

                          RHYTHMS NETCONNECTIONS INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)



                                                                                       December 31,         March 31,
                                     ASSETS                                                1999               2000
----------------------------------------------------------------------------------------------------------------------
Current assets:                                                                                            (unaudited)
  Cash and cash equivalents                                                            $    48,247          $    1,637
  Short-term investments                                                                   292,008           1,044,736
  Restricted cash                                                                           36,707              38,863
  Accounts, loans, interest, and other receivables, net                                     10,844              19,570
  Inventory                                                                                  4,071               6,139
  Prepaid expenses and other current assets                                                  8,460              11,258
----------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                  400,337           1,122,203
----------------------------------------------------------------------------------------------------------------------
Equipment and furniture, net                                                               124,831             137,170
Collocation fees, net                                                                       57,421              64,547
Restricted cash                                                                             59,526              59,395
Deferred business acquisition costs, net of accumulated amortization of $4,765 and $6,327   18,425              16,863
Deferred debt issue costs, net of accumulated amortization of $924 and $1,178               16,194              24,561
Other assets                                                                                 8,690              12,936
----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $  685,424          $1,437,675
----------------------------------------------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt                                                     $      333          $      333
  Accounts payable                                                                          30,895              32,496
  Interest payable                                                                           8,787              24,397
  Accrued expenses and other current liabilities                                            23,163              38,184
----------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                              63,178              95,410
Long-term debt                                                                                 111                  56
Senior notes payable                                                                       505,696             811,992
Other liabilities                                                                              110                  74
----------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                     569,095             907,532
----------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable common stock warrants                                                    42                  42
Mandatorily redeemable preferred stock                                                           -             465,793
----------------------------------------------------------------------------------------------------------------------

Stockholders' equity (deficit):
  Common stock, $0.001 par value; 250,000,000 shares authorized;
      78,255,707 shares issued as of 1999 and 78,452,789 as of 2000                             78                  78
  Treasury stock, at cost; 988,894 shares as of 1999 and 1,107,440 as of 2000                 (469)               (499)
  Additional paid-in capital                                                               373,604             371,562
  Warrants                                                                                  10,397              74,373
  Deferred compensation                                                                    (12,320)            (10,350)
  Accumulated deficit                                                                     (257,636)           (375,667)
  Accumulated comprehensive income                                                           2,633               4,811
----------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                            116,287              64,308
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 685,424           $1,437,675
-----------------------------------------------------------------------------------------------------------------------


  The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)




                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                -----------------------------------
                                                                                    1999                  2000
-------------------------------------------------------------------------------------------------------------------
                                                                                             (unaudited)
Revenue:
  Service and installation, net                                                 $          660         $      8,137
-------------------------------------------------------------------------------------------------------------------

Operating Expenses:
  Network and service costs                                                              6,138               39,894
  Selling, marketing, general and administrative                                        13,064               59,648
  Depreciation and amortization                                                            782                9,400
  Amortization of deferred business acquisition costs                                      131                1,563
  Deferred compensation                                                                    601                1,809
-------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                                            20,716              112,314
-------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                   (20,056)            (104,177)
-------------------------------------------------------------------------------------------------------------------

Other Income (Expense):
  Interest income                                                                        1,749                8,274
  Interest expense (including amortized debt
    discount and issue costs)                                                           (5,627)             (22,164)
Other income                                                                                35                   36
-------------------------------------------------------------------------------------------------------------------
    Total other income (expense)                                                        (3,843)             (13,854)
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Net Loss                                                                        $      (23,899)        $   (118,031)
-------------------------------------------------------------------------------------------------------------------

Preferred stock dividends and accretion                                                      -                2,609
-------------------------------------------------------------------------------------------------------------------
Net Loss Available to Common Shareholders                                       $      (23,899)        $   (120,640)
-------------------------------------------------------------------------------------------------------------------

Net Loss Per Common Share:
  Basic                                                                         $        (5.38)        $      (1.63)
-------------------------------------------------------------------------------------------------------------------
  Diluted                                                                       $        (5.38)        $      (1.63)
-------------------------------------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding:
  Basic                                                                              4,440,052           74,148,386
-------------------------------------------------------------------------------------------------------------------
  Diluted                                                                            4,440,052           74,148,386
-------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (In thousands)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                       ------------------------------
                                                                         1999                2000
-----------------------------------------------------------------------------------------------------
                                                                                (unaudited)

Net Loss                                                               $ (23,899)          $ (118,031)

Cumulative translation adjustment                                              -                    5

Gain on  available-for-sale securities                                         -                2,173
-----------------------------------------------------------------------------------------------------

Total comprehensive income                                             $ (23,899)          $ (115,853)
-----------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     --------------------------------
                                                                                         1999                2000
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:                                                           (unaudited)
     Net loss                                                                        $   (23,899)        $   (118,031)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization of equipment, furniture, and collocation fees         651                9,400
         Amortization of deferred business acquisition costs                                 131                1,563
         Amortization of debt discount and deferred debt issue costs                       5,612                6,550
         Amortization of deferred compensation                                               601                1,809
         Other                                                                               (35)                 (36)
         Changes in assets and liabilities:
             Increase in accounts, loans, interest, and other receivables, net               (94)              (8,726)
             Increase in inventory                                                          (680)              (2,068)
             Decrease (increase) in prepaid expenses and other current assets                 83               (2,798)
             Increase in other assets                                                         (7)              (4,247)
             Decrease in accounts payable                                                   (869)             (11,328)
             Increase in interest payable                                                      -               15,610
             Increase in accrued expenses and other current liabilities                      991               15,021
             Increase in other liabilities                                                    37                    -
---------------------------------------------------------------------------------------------------------------------
                Net cash used for operating activities                                   (17,478)             (97,281)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Purchases of short-term investments                                                 (34,048)          (2,186,886)
     Maturities of short-term investments                                                 33,989            1,434,158
     Purchases of government securities as restricted cash                                     -               (2,025)
     Investment in common stock                                                                -                2,178
     Purchases of equipment and furniture                                                (19,796)             (20,169)
     Payments of collocation fees                                                        (12,111)              (8,696)
---------------------------------------------------------------------------------------------------------------------
                Net cash used for investing activities                                   (31,966)            (781,440)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Proceeds from leasing company for equipment                                           1,755                    -
     Proceeds from issuance of senior notes                                                    -              300,000
     Payments of debt issue costs                                                         (1,169)              (8,621)
     Repayments of long-term debt                                                           (111)                 (55)
     Proceeds from issuance of common stock                                                1,406                  728
     Proceeds from issuance of preferred stock and warrants                               60,000              527,160
     Bank overdraft                                                                            -               12,929
     Purchase of treasury stock                                                                -                  (30)
---------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                                 61,881              832,111
---------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                 12,437              (46,610)
Cash and cash equivalents at beginning of period                                          21,315               48,247
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $    33,752         $      1,637
---------------------------------------------------------------------------------------------------------------------
Supplemental schedule of cash flow information:
     Cash paid for interest                                                          $        16         $          5
---------------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash financing activities:
     Equipment and furniture purchases payable                                       $    19,890         $        428
     Business acquisition costs from issuance of preferred stock and warrants        $    10,250         $          -
---------------------------------------------------------------------------------------------------------------------


  The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except share amounts)





                                                     Common Stock            Treasury Stock       Additional
                                                   $0.001 par value             at Cost            Paid-In
                                                 Shares       Amount       Shares      Amount      Capital      Warrants
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   78,255,707     $   78       988,894    $  (469)   $   373,604    $  10,397

Issuance of common stock upon exercise of
     options for cash                             194,195          -             -          -            648            -
Issuance of Series E preferred stock
     warrants for cash                                  -          -             -          -              -       63,976
Purchase of treasury stock for cash                     -          -       118,546        (30)             -            -
Accrued Series E and F preferred stock dividends        -          -             -                    (2,548)           -
Accretion of Series E and F preferred stock             -          -             -          -            (61)           -
Stock issuance under employee stock
     purchase plan                                  2,887          -             -          -             80            -
Amortization of deferred compensation                   -          -             -          -              -            -
Reversal of deferred compensation from
     cancellation of grants to purchase
     common stock                                       -          -             -          -           (161)           -
Net loss                                                -          -             -          -              -            -
Total comprehensive income                              -          -             -          -              -            -
-------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2000 (unaudited)          78,452,789     $   78     1,107,440    $  (499)   $   371,562    $  74,373
-------------------------------------------------------------------------------------------------------------------------



                                                                              Accumulated
                                                                                 Other           Total
                                                Deferred       Accumulated   Comprehensive    Stockholders'
                                              Compensation       Deficit        Income      Equity (Deficit)
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                  $   (12,320)     $ (257,636)      $ 2,633     $       116,287

Issuance of common stock upon exercise of
     options for cash                                   -               -             -                 648
Issuance of Series E preferred stock
     warrants for cash                                  -               -             -              63,976
Purchase of treasury stock for cash                     -               -             -                 (30)
Accrued Series E and F preferred stock dividends        -               -             -              (2,548)
Accretion of Series E and F preferred stock             -               -             -                 (61)
Stock issuance under employee stock
     purchase plan                                      -               -             -                  80
Amortization of deferred compensation               1,809               -             -               1,809
Reversal of deferred compensation from
     cancellation of grants to purchase
     common stock                                     161               -             -                   -
Net loss                                                -        (118,031)            -            (118,031)
Total comprehensive income                              -               -         2,178               2,178
-----------------------------------------------------------------------------------------------------------

Balance at March 31, 2000 (unaudited)         $   (10,350)     $ (375,667)      $ 4,811     $        64,308
-----------------------------------------------------------------------------------------------------------




  The accompanying notes are an integral part of these consolidated financial statements.

RHYTHMS NETCONNECTIONS INC.
Notes to Consolidated Financial Statements



1.   Basis of Presentation

The consolidated financial statements included herein include the transactions and balances of Rhythms NetConnections Inc. and its wholly owned subsidiaries Rhythms Links Inc. and Rhythms Links Inc. - Virginia. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared by the Company without audit, except for the December 31, 1999 (1999) balance sheet, which has been derived from the audited financial statements. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These financial statements should be read in conjunction with the financial statements and notes thereto (the 1999 Financial Statements) included in the Company's latest report on Form 10-K, dated December 31, 1999 (the 1999 10-K). The results of operations for the three months ended March 31, 2000 (Q-1) are not necessarily indicative of the results to be expected for the full year ending December 31, 2000 (2000).

The Company's ultimate success depends upon, among other factors, rapidly expanding the geographic coverage of its network services; entering into interconnection agreements with ILECs, some of which are competitors or potential competitors of the Company; deploying network infrastructure; attracting and retaining customers; accurately assessing potential markets; continuing to develop and integrate its operational support system and other back office systems; obtaining any required governmental authorizations; responding to competitive developments; continuing to attract, retain and motivate qualified personnel; continuing to be able to access financial markets, when and as needed, on terms acceptable to the Company; and continuing to upgrade its technologies and commercialize its network services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these matters and failure to do so could have a material adverse effect on the Company's business, prospects, operating results and financial condition. As the Company continues the development of its business, it will seek additional sources of financing to fund its development. If unsuccessful in obtaining such financing, the Company will continue expansion of its operations on a reduced scale based on its existing capital resources.

Net Loss Per Share

Basic earnings per share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period without consideration for common stock equivalents. Diluted EPS is computed by dividing the income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period in addition to the weighted average number of common stock equivalents outstanding for the period. Shares subject to repurchase by the Company are considered common stock equivalents for purposes of this calculation. Shares issuable upon conversion of preferred stock and the exercise of outstanding stock options and warrants and shares issued subject to repurchase by the Company totaling 61,281,828 and 9,740,703 at March 31, 1999 and March 31,
2000, respectively, have been excluded from the computation since their effect would be antidilutive.

Reclassifications

Certain balances in the 1999 Financial Statements have been reclassified to conform to the 2000 presentation. The reclassifications had no effect on financial condition, results of operations or cash flows.

2.   Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $2.6 million and $4.8 million at December 31, 1999 and March 31, 2000, respectively, is attributable to the unrealized gain on an available-for-sale security that is carried at fair value and recorded as a separate component of stockholders' equity.

Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of shareholders' equity. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted-average exchange rate for the period. The cumulative translation adjustment at March 31, 2000 was $5,000 compared to none recorded at December 31, 1999.

3.   Investment in Joint-Venture

In January 2000, the Company formed a Canadian corporate joint venture with Optel Communications Corporation (OCC), a wholly-owned subsidiary of OCI Communications Inc., to offer DSL-based services in selected Canadian markets. The Company and OCC each received 100,000 shares of Class A voting stock. OCC also purchased 10,000,000 shares of Series A preferred stock with a redemption amount of US $1.00 per share for $10.0 million. The Series A preferred stock has no voting or conversion rights, but will earn dividends at a rate of six percent per annum payable only upon redemption. To the extent the joint venture is unable to receive sufficient financing through third parties, the Company and OCC shall be obligated to provide additional capital contributions through installments. Accounting for the joint venture is on the equity method.

4.   Senior Notes Payable and Lease Financing

In February 2000, the Company issued $300.0 million aggregate principal amount of 14% senior notes due 2010. The Company received net proceeds of approximately $291.3 million from the issuance. The senior notes are general unsecured obligations of the Company, mature on February 15, 2010, and are redeemable at the Company's option, in whole or in part, at any time after February 15, 2005, at predetermined redemption prices, together with any accrued and unpaid interest through the date of redemption. Upon a change of control of the Company, each holder of the senior notes may require the Company to purchase the notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase. The senior notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, sale of stock of subsidiaries, entering new lines of business, dividends, mergers and transfer of assets.

In January and February 2000, the Company entered into a 36-month lease line for an aggregate of up to $50.0 million in lease financing with GATX Capital Corporation to be used for network equipment. In February 2000, the Company entered into a 36-month lease line for $25.0 million in lease financing with Cisco Systems Capital Corporation to be used for network equipment.

5.   Preferred Stock

In March 2000, the Company sold $250.0 million of 8 1/4% Series E Convertible Preferred Stock (Series E Preferred Stock) to Hicks, Muse, Tate & Furst Inc. (Hicks Muse). The Company received approximately $236.3 million of proceeds from the sale. Each share of Series E Preferred Stock is convertible into shares of common stock at any time at a conversion price of $37.50 per share, subject to adjustment. In addition, the Company issued Hicks Muse warrants to purchase (a) 1,875,000 shares of common stock. $0.001 par value per share, of the Company (Common Stock) at an exercise price of $45.00 per share, exercisable for three years; (b) 1,875,000 shares of Common Stock at an exercise price of $50.00 per share, exercisable for five years; and (c) 1,875,000 shares of Common Stock at an exercise price of $55.00 per share, exercisable for seven years.

Holders of Series E Preferred Stock are entitled to vote on all matters upon which the holders of Common Stock are entitled to vote. In addition, holders of Series E Preferred Stock affiliated with Hicks Muse have the right to appoint one representative to the Company's Board of Directors so long as they continue to hold 40% of the Series E Preferred Stock originally purchased by them or the underlying Common Stock into which such shares of Series E Preferred Stock are convertible, or any combination of the two. In March 2000, Hicks Muse appointed Michael J. Levitt, a partner of Hicks Muse, to the Company's Board of Directors.

Upon a change of control of the Company, each holder of Series E Preferred Stock may require the Company to purchase any or all of its shares of Series E Preferred Stock at 101% of the liquidation preference, plus any accrued and unpaid dividends to the date of purchase. The Series E Preferred Stock is subject to mandatory redemption on or after March 31, 2005.

In February and March 2000, the Company issued 3,000,000 shares of 6 3/4% Series F Cumulative Convertible Preferred Stock (Series F Preferred Stock) to qualified investors in a private placement. The Company received approximately $291.0 million of net proceeds from the sale. Each share of Series F Preferred Stock is convertible into 2.35 shares of Common Stock at any time at a conversion price of $42.56 per share, subject to adjustment. Holders of Series F Preferred Stock are entitled to dividends on a cumulative basis at an annual rate of 6 3/4%, payable quarterly in cash. The Series F Preferred Stock is redeemable at the Company's option, in whole or in part, at any time after March 6, 2003, at predetermined redemption prices, together with any accrued and unpaid dividends through the date of redemption. Upon a change of control of the Company, each holder of Series F Preferred Stock may require the Company to purchase any or all of its shares of Series F Preferred Stock at 100% of the liquidation preference, plus any accrued and unpaid dividends to the date of purchase. The Series F Preferred Stock is subject to mandatory redemption on March 3, 2012. The holders of the Series F Preferred Stock have limited voting rights.

6.   Subsequent Event

In April 2000, the Company entered into a multiyear strategic relationship with Excite @Home. Excite @Home is a leading broadband provider. Under the terms of the agreement, the Company will make a $15.0 million investment in @Home Solutions, an affiliate of Excite @Home. The Company will become @Home Solutions' exclusive provider of a residential DSL connectivity for Excite @Home in several specific markets outside of Excite @Home's current cable footprint. Excite @Home will be a preferred internet service provider (ISP) for new consumers in those markets. The new relationship will offer broadband connectivity, a custom software package, Excite for broadband content and ISP services such as e-mail.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


All statements contained herein, as well as statements made in press releases and oral statements that may be made by the Company or its officers, directors, or employees acting on its behalf, that are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from historical results or from any future results expressed or implied by such forward-looking statements and risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (the SEC). In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believe", "belief", "expects", "plans", "anticipates", "intends" or the like to be uncertain and forward-looking. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. All references herein to (1) "1999" are to the fiscal year ended December 31, 1999, and (2) "2000" are to the fiscal year ending December 31, 2000.

General

The Company is a leading service provider of broadband local access communication services to businesses and consumers. The Company began offering commercial services in the United States (U.S.) in April 1998. As of March 31, 2000, the Company offered services in 46 markets and 83 of the 314 Metropolitan Statistical Areas (MSAs) in the U.S., and its national DSL network passed 34.75 million homes and businesses. The Company intends to continue its network rollout into an additional 24 markets and an additional 25 MSAs by the end of 2000.

Results of Operations

The Company derives a majority of its revenue from broadband local connection services, metropolitan area inter-network connection services and installation. For broadband local connection services, customers are billed a flat, monthly recurring charge based on the data transfer speeds selected by the end user. Broadband local connection services customers are billed for nonrecurring service activation and installation charges on each line. Metropolitan area internetwork connection services are billed at a fixed, monthly recurring charge and nonrecurring charge to each customer for the high-speed connection between the Company's Metro Service Center and the customer's router or switch. The Company expects that, as a result of competitive forces and its evolving service offerings, its prices will decline over time. The Company expects that the mix of services its customers purchase will change from time to time and that a mix more heavily weighted toward the lower priced services would reduce the average revenue per end-user subscriber.

Revenue

Revenue for the three months ended March 31, 2000 was $8.1 million, or an increase of $7.4 million, compared to $0.7 million in the similar period in 1999. Net monthly recurring service fees totaled $0.5 million in the first three months of 1999 compared to $5.5 million in the first three months of 2000. Nonrecurring net installation revenue totaled $0.3 million in the first three months of 1999 compared to $2.6 million in the first three months of 2000. The significant increase in revenue for the first three months of 2000 compared to the same period in 1999 is a result of increased sales and marketing efforts and network deployment in 46 markets compared to 11 markets one year ago.

Network and Service Costs

Network and service costs for the three months ended March 31, 2000 were $39.9 million compared to $6.1 million for the same period in 1999. The increase in network and service costs is attributable to the expansion of the Company's network and increased sales and marketing efforts.

Selling, Marketing, General and Administrative

Selling, marketing, general and administrative expenses for the three months ended March 31, 2000 were $59.6 million compared to $13.1 million for the same period in 1999. This increase reflects continued growth in staffing levels, sales and marketing efforts, and legal expenses associated with the development and launch of new markets.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2000 was $9.4 million compared to $0.8 million for the same period in 1999. This increase reflects the rapid expansion of the Company's network into 46 markets at March 31, 2000, a 318% increase compared to 11 markets at March 31, 1999.
Depreciation and amortization is expected to continue to increase in the future as the Company continues to expand its network.

During the first and second quarters of 1999, the Company entered into strategic arrangements with Microsoft Corp. and Qwest Communications International Inc.
In addition to their investments in the Company totaling $45.0 million, the strategic arrangements provide for certain other business relationships. Combined, these business relationships were valued at $23.2 million and have been capitalized as deferred assets, which are being amortized over three- and five-year periods. For the three months ended March 31, 1999 and March 31, 2000, $0.1 million and $1.6 million, respectively, in amortization for deferred business acquisition costs were recorded.

Deferred Compensation

Deferred compensation expense increased to $1.8 million for the three months ended March 31, 2000 compared to $0.6 million for the same period in 1999. This increase reflects the granting of stock options to the Company employees and officers with per share exercise prices below the per share fair values of the Company's common stock at the dates of grant. The deferred compensation is amortized over the vesting period of such stock options.

Net Interest Income and Expense

Interest income during the three months ended March 31, 2000 was $8.3 million compared to $1.7 million for the same period in 1999. The increase is primarily attributable to an increase in invested cash balances. As of March 31, 2000, unrestricted cash and investments totaled $1.0 billion compared to $149.3 million at March 31, 1999. The increase resulted from a variety of financing activities, including:

 . issuing Series C and Series D Preferred Stock and warrants for cash proceeds totaling $75.0 million in March and April 1999;

 . issuing common stock upon initial public offering in April 1999 for net cash proceeds of $210.1 million;

 . issuing 12 3/4% senior debt in April 1999 for net cash proceeds of $314.5 million;

 . obtaining equipment lease lines of $175.0 million;

 . issuing common stock in a secondary public offering in September 1999 for net cash proceeds of $16.4 million;

 . issuing 14% senior debt in February 2000 for net cash proceeds of $291.3 million; and

 . issuing Series E and Series F Preferred Stock (as defined below) and warrants in the first quarter of 2000 for net cash proceeds totaling $527.3 million.

Interest expense and amortized debt discount and issue costs increased to $22.2 million for the three months ended March 31, 2000 as compared to $5.6 million for the same period in 1999. This increase primarily resulted from the senior notes issued in April 1999 and March 2000.

Liquidity and Capital Resources

The development and expansion of the Company's business requires substantial capital expenditures. These capital expenditures primarily include network build costs such as the procurement, design and construction of connection points and one or two Metro Service Center locations in each market, as well as other costs that support the network design and development. Capital expenditures, including payments for collocation fees, were $29.9 million during the three months ended March 31, 2000.

During the first quarter of 2000, we have raised additional financing from the following:

 . issuing 14% senior debt in February 2000 for net cash proceeds of $291.3 million;

 . issuing Series E and Series F Preferred Stock and warrants in the first quarter of 2000 for net cash proceeds totaling $527.3 million; and

 . obtaining equipment lease lines of $75.0 million.

Please refer to Note 4 and 5 of the Notes to Consolidated Financial Statements for the terms and descriptions of these transactions.

The Company has substantial indebtedness and debt service obligations. Total indebtedness at March 31, 2000 was $812.4 million. Cash and investments totaled $1.1 billion and the accumulated deficit was $375.7 million at March 31, 2000. Of this cash, $98.3 million is restricted in accordance with the terms of the 1999 senior notes.

For the three months ended March 31, 1999 and March 31, 2000, net cash used in operating activities was $17.5 million and $97.3 million, respectively. This cash was used for a variety of operating purposes, including salaries, consulting and legal expenses, network operations and overhead expenses.

Net cash used for investing activities for the three months ended March 31, 1999 and March 31, 2000 was $32.0 million and $781.4 million, respectively. This cash was used primarily for purchases of short-term investments and equipment and payments of collocation fees.

Net cash provided by financing activities for the three months ended March 31, 1999 and March 31, 2000 was $61.9 million and $832.1 million, respectively, and resulted primarily from the issuance of preferred stock and senior debt.

The Company's capital requirements may vary (1) based upon the timing and success of the network rollout, (2) as a result of regulatory, technological and competitive developments, or (3) if:

 . demand for the Company's services or its anticipated cash flow from operations is less or more than expected;

 . development plans or projections change or prove to be inaccurate;

 . the Company engages in any acquisitions; or

 . network services deployment is accelerated or the schedule or targets of the rollout plan are otherwise altered.

The Company believes that its cash and investment balances as of March 31, 2000 and anticipated future revenue generated from operations, will be sufficient to fund its operating losses, capital expenditures, lease payments and interest payments through approximately December 2001. Operating losses and capital expenditures are expected to increase substantially in the near-term, primarily due to network expansion. Significant additional financing is expected to be required in the future. The Company may attempt to raise financing through some combination of commercial bank borrowings, leasing, vendor financings, or the private or public sale of equity or debt securities. Future equity or debt financings may not be available or, if available, may not be on favorable terms. If the Company is unable to obtain financing in the future, it will continue the expansion of operations on a reduced scale based on the existing capital resources.

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

Thomas R. Lafleur Litigation - See the disclosure regarding this matter in the Company's Form 10-K for the period ended December 31, 1999 (the 1999 10-K). The trial for this matter began on May 5, 2000. There have been no other new developments with respect to this matter since the filing of the 1999 10-K.

I2 Technologies, Inc. Litigation - See the disclosure regarding this matter in the Company's 1999 10-K. There have been no new developments with respect to this matter since the filing of the 1999 10-K.

ITEM 2   SECURITIES AND USE OF PROCEEDS

Series E Preferred Stock of the Company

In March 2000, the Company sold $250.0 million of 8 1/4% Series E Convertible Preferred Stock ("Series E Preferred Stock") to Hicks, Muse, Tate & Furst Inc. (Hicks Muse) in a private placement. The Company received approximately $236.3 million of proceeds from the sale. Each share of Series E Preferred Stock is convertible into shares of common stock at any time at a conversion price of $37.50 per share, subject to adjustment. In addition, the Company issued to Hicks Muse warrants to purchase (a) 1,875,000 shares of common stock, $.001 par value per share, of the Company (Common Stock) at an exercise price of $45.00 per share, exercisable for three years; (b) 1,875,000 shares of Common Stock at an exercise price of $50.00 per share, exercisable for five years; and (c) 1,875,000 shares of Common Stock at an exercise price of $55.00 per share, exercisable for seven years.

Holders of Series E Preferred Stock are entitled to vote on all matters upon which the holders of Common Stock are entitled to vote. In addition, holders of Series E Preferred Stock affiliated with Hicks Muse have the right to appoint one representative to the Company's Board of Directors so long as they continue to hold 40% of the Series E Preferred Stock originally purchased by them or the underlying Common Stock into which such shares of Series E Preferred Stock or convertible or any combination of the two. In March 2000, Hicks Muse appointed Michael J. Levitt, a partner of Hicks Muse, to the Company's Board of Directors. Upon a change of control of the Company, each holder of Series E Preferred Stock may require the Company to purchase any or all of its shares of Series E Preferred Stock at 101% of the liquidation preference, plus any accrued and unpaid dividends to the date of purchase. The Series E Preferred Stock is subject to mandatory redemption on or after March 31, 2005.

Series F Preferred Stock of the Company

In February and March 2000, the Company issued 3,000,000 shares of 6 3/4% Series F Cumulative Convertible Preferred Stock ("Series F Preferred Stock") to qualified investors in a private placement. The Company received approximately $291.0 million of net proceeds from the sale. Each share of Series F Preferred Stock is convertible into 2.35 shares of Common Stock at any time at a conversion price of $42.56 per share, subject to adjustment. Holders of Series F Preferred Stock are entitled to dividends on a cumulative basis at an annual rate of 6 3/4%, payable quarterly in cash. The Series F Preferred Stock is redeemable at the Company's option, in whole or in part, at any time after March 6, 2003, at predetermined redemption prices, together with any accrued and unpaid dividends through the date of redemption. Upon a change of control of the Company, each holder of Series F Preferred Stock may require the Company to purchase any or all of its shares of Series F Preferred Stock at 100% of the liquidation preference, plus any accrued and unpaid dividends to the date of purchase. The Series F Preferred Stock is subject to mandatory redemption on March 3, 2012. The holders of the Series F Preferred Stock have limited voting rights.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting on May 5, 2000. At the annual meeting, the Company's security holders voted to elect two directors, Keith B. Geeslin and Edward J. Zander, to serve for three-year terms ending in the year 2003 or until their successors are duly elected and qualified. In addition, the Company's security holders voted to increase the number of shares of preferred stock authorized for issuance by an additional 5,000,000 shares to a total of 10,000,000 shares of preferred stock. The Company's security holders ratified the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for 2000.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number   Description
------   -----------

10.33 Joint Venture Agreement, dated January 1, 2000, by and between the Company, Rhythms Links, Inc., and Optel Communications (1)

10.34 Preferred Stock and Warrant Purchase Agreement, dated February 6, 2000, by and between the Company and the Purchasers listed on Schedule I thereto (1)

10.35 Purchase Agreement, dated February 16, 2000, by and between the Company and the Initial Purchasers listed on Schedule I thereto (1)

10.36 Purchase Agreement, dated February 28, 2000, by and between the Company and the Initial Merrill Lynch Pierce Fenner & Smith Incorporated and Salomon Barney Inc. (1)

(1) Included as exhibits to the Company's 1999 10-K, as filed with the SEC on March 30, 2000.

Reports on Form 8-K
-------------------

None

                          RHYTHMS NETCONNECTIONS INC.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 12, 2000                           /s/  J.W. Braukman
                                              ------------------
                                              J.W. Braukman
                                              Chief Financial Officer