Form 10-Q
period 2000-06-30
RHYTHMS NET CONNECTIONS INC
filed 2000-08-14
CIK 1065869

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

 X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000
                                      OR

___            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

          9100 East Mineral Circle
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

                          (1) Yes   X        No
                                  ------        ------



As of August 9, 2000, a total of 79,005,149 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

                          RHYTHMS NETCONNECTIONS INC.
                               TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION

          ITEM 1  Financial Statements
                  Consolidated Balance Sheets as of December 31, 1999 and
                    June 30, 2000 (unaudited)                                                              3

                  Consolidated Statements of Operations for the Three and Six Months Ended
                    June 30, 1999 and 2000 (unaudited)                                                     4

                  Consolidated Statements of Comprehensive Income (Loss) for the Three
                    and Six Months Ended June 30, 1999 and 2000 (unaudited)                                5 - 6

                  Consolidated Statements of Cash Flows for the Six Months Ended
                    June 30, 1999 and 2000 (unaudited)                                                     7

                  Consolidated Statements of Stockholder's Equity for the Six Months
                    Ended June 30, 2000 (unaudited)                                                        8

                  Notes to Consolidated Financial Statements (unaudited)                                   9 - 12


          ITEM 2  Management's Discussion and Analysis of Financial Condition and
                  and Results of Operations                                                                12 - 15

PART II   OTHER INFORMATION

          ITEM 1  Legal Proceedings                                                                        16

          ITEM 2  Changes in Securities and Use of Proceeds                                                16 - 17

          ITEM 3  Defaults Upon Senior Securities                                                          17

          ITEM 4  Submission of Matters to a Vote of Security Holders                                      17

          ITEM 5  Other Information                                                                        18

          ITEM 6  Exhibits and Reports on Form 8-K                                                         18


          SIGNATURES                                                                                       19


                          RHYTHMS NETCONNECTIONS INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                                                                         December 31,            June 30,
                                     ASSETS                                                  1999                  2000
---------------------------------------------------------------------------------------------------------------------------
Current assets:                                                                                                (unaudited)
  Cash and cash equivalents                                                              $    48,247         $        9,966
  Short-term investments                                                                     292,008                872,473
  Restricted cash                                                                             36,707                 37,614
  Accounts, loans, interest, and other receivables, net                                       10,844                 28,892
  Inventory                                                                                    4,071                  8,243
  Prepaid expenses and other current assets                                                    8,460                 17,589
---------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                     400,337                974,777
---------------------------------------------------------------------------------------------------------------------------
Equipment and furniture, net                                                                 124,831                163,947
Collocation fees, net                                                                         57,421                 77,048
Restricted cash                                                                               59,526                 40,383
Deferred business acquisition costs, net of accumulated amortization of $4,765 and $7,890     18,425                 15,300
Deferred debt issue costs, net of accumulated amortization of $924 and $1,452                 16,194                 24,636
Other assets                                                                                   8,690                 10,303
---------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                             $   685,424         $    1,306,394
---------------------------------------------------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt                                                      $       333         $          277
  Accounts payable                                                                            30,895                 26,705
  Interest payable                                                                             8,787                 24,537
  Accrued expenses and other current liabilities                                              23,163                 46,182
---------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 63,178                 97,701
Long-term debt                                                                                   111                      -
Senior notes payable                                                                         505,696                818,500
Other liabilities                                                                                110                     38
---------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                                        569,095                916,239
---------------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable common stock warrants                                                      42                     42
Mandatorily redeemable preferred stock                                                             -                477,199
---------------------------------------------------------------------------------------------------------------------------

Stockholders' equity (deficit):
  Common stock, $0.001 par value; 250,000,000 shares authorized;
    78,255,707 shares issued as of 1999 and 78,952,132 as of 2000                                 78                     79
Treasury stock, at cost; 988,894 shares as of 1999 and 803,446 as of 2000                       (469)                  (654)
Additional paid-in capital                                                                   373,604                373,511
Warrants                                                                                      10,397                 74,373
Deferred compensation                                                                        (12,320)               (14,215)
Accumulated deficit                                                                         (257,636)              (520,386)
Accumulated comprehensive income                                                               2,633                    206
---------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                               116,287                (87,086)
---------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $   685,424         $    1,306,394
---------------------------------------------------------------------------------------------------------------------------



  The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)


                                                                                        Three Months Ended
                                                                                             June 30,
                                                                                 ---------------------------------
                                                                                      1999               2000
------------------------------------------------------------------------------------------------------------------
                                                                                            (unaudited)
Revenue:
   Service and installation, net                                                 $       1,641      $       12,172
------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Network and service costs                                                            12,033              50,975
   Selling, marketing, general and administrative                                       21,349              67,473
   Depreciation and amortization                                                         1,493              11,104
   Amortization of deferred business acquisition costs                                   1,521               1,563
   Deferred compensation                                                                   974               1,690
------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                                         37,370             132,805
------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                   (35,729)           (120,633)
------------------------------------------------------------------------------------------------------------------
Other Income (Expense):
   Interest income                                                                       6,579              15,978
   Interest expense (including amortized debt
     discount and issue costs)                                                         (13,744)            (27,647)
   Litigation settlement                                                                     -              (7,390)
   Other income                                                                             37                  35
------------------------------------------------------------------------------------------------------------------
       Total other income (expense)                                                     (7,128)            (19,024)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Net Loss                                                                         $     (42,857)     $     (139,657)
------------------------------------------------------------------------------------------------------------------
Preferred stock dividends and accretion                                                      -              11,675
------------------------------------------------------------------------------------------------------------------
Net Loss Available to Common Shareholders                                        $     (42,857)     $     (151,332)
------------------------------------------------------------------------------------------------------------------

Net Loss Per Common Share:
   Basic                                                                         $       (0.68)     $        (2.00)
------------------------------------------------------------------------------------------------------------------
   Diluted                                                                       $       (0.68)     $        (2.00)
------------------------------------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding:
   Basic                                                                            62,878,429          75,727,219
------------------------------------------------------------------------------------------------------------------
   Diluted                                                                          62,878,429          75,727,219
------------------------------------------------------------------------------------------------------------------



      The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                    -------------------------------
                                                                                       1999                2000
-------------------------------------------------------------------------------------------------------------------
                                                                                              (unaudited)
Revenue:
   Service and installation, net                                                    $    2,300         $    20,309
-------------------------------------------------------------------------------------------------------------------

Operating Expenses:
   Network and service costs                                                            18,170              90,869
   Selling, marketing, general and administrative                                       34,543             127,121
   Depreciation and amortization                                                         2,144              20,504
   Amortization of deferred business acquisition costs                                   1,652               3,126
   Deferred compensation                                                                 1,575               3,499
-------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                                         58,084             245,119
-------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                   (55,784)           (224,810)
-------------------------------------------------------------------------------------------------------------------

Other Income (Expense):
   Interest income                                                                       8,329              24,252
   Interest expense (including amortized debt
     discount and issue costs)                                                         (19,372)            (49,811)
   Litigation settlement                                                                     -              (7,390)
   Other income                                                                             72                  71
-------------------------------------------------------------------------------------------------------------------
       Total other income (expense)                                                    (10,971)            (32,878)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Net Loss                                                                            $  (66,755)        $  (257,688)
-------------------------------------------------------------------------------------------------------------------

Preferred stock dividends and accretion                                                      -              14,284
-------------------------------------------------------------------------------------------------------------------
Net Loss Available to Common Shareholders                                           $  (66,755)        $  (271,972)
-------------------------------------------------------------------------------------------------------------------

Net Loss Per Common Share:
   Basic                                                                            $    (1.97)        $     (3.62)
-------------------------------------------------------------------------------------------------------------------
   Diluted                                                                          $    (1.97)        $     (3.62)
-------------------------------------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding:
   Basic                                                                            33,820,672          75,060,990
-------------------------------------------------------------------------------------------------------------------
   Diluted                                                                          33,820,672          75,060,990
-------------------------------------------------------------------------------------------------------------------


      The accompanying notes are an integral part of these consolidated financial statements.

                   RHYTHMS NETCORHYTHMS NETCONNECTIONS INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (In thousands)



                                                             Three Months Ended                      Six Months Ended
                                                                   June 30,                               June 30,
                                                       ------------------------------        -------------------------------
                                                          1999                2000               1999                2000
-------------------------------------------------------------------------------------        -------------------------------
                                                                (unaudited)                            (unaudited)

Net Loss                                               $ (42,857)         $ (139,657)         $ (66,755)         $ (257,688)

Cumulative translation adjustment                              -                  13                  -                  18

Loss  on  available-for-sale securities                        -              (4,618)                 -              (2,445)
-------------------------------------------------------------------------------------        -------------------------------
Total comprehensive loss                               $ (42,857)         $ (144,262)         $ (66,755)         $ (260,115)
-------------------------------------------------------------------------------------        -------------------------------


      The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                  -------------------------------
                                                                                      1999                2000
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:                                                       (unaudited)
   Net loss                                                                       $   (66,755)        $ (257,688)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and amortization of equipment, furniture, and collocation fees        2,144             20,504
     Amortization of deferred business acquisition costs                                1,652              3,126
     Amortization of debt discount and deferred debt issue costs                       11,515             13,332
     Amortization of deferred compensation                                              1,575              3,499
     Other                                                                                (70)               (72)
     Changes in assets and liabilities:
       Increase in accounts, loans, interest, and other receivables, net               (4,165)           (18,048)
       Increase in inventory                                                           (1,077)            (4,172)
       Increase in prepaid expenses and other current assets                             (398)            (9,130)
       Increase in other assets                                                          (308)            (1,613)
       Decrease in accounts payable                                                    (3,521)           (15,751)
       Increase in interest payable                                                     7,827             15,750
       Increase in accrued expenses and other current liabilities                       5,610             23,052
       Increase in other liabilities                                                       71                  -
-----------------------------------------------------------------------------------------------------------------
          Net cash used for operating activities                                      (45,900)          (227,211)
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Purchases of short-term investments                                                (168,839)        (5,405,612)
  Maturities of short-term investments                                                 65,494          4,825,147
  Maturities (purchases) of government securities as restricted cash                 (113,211)            18,236
  Investment in common stock                                                                -             (2,427)
  Purchases of equipment and furniture                                                (61,509)           (56,289)
  Payments of collocation fees                                                        (26,223)           (22,958)
-----------------------------------------------------------------------------------------------------------------
          Net cash used for investing activities                                     (304,288)          (643,903)
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from leasing company for equipment                                          23,755                  -
  Proceeds from issuance of senior notes                                              325,000            300,000
  Payments of debt issue costs                                                        (10,489)            (8,970)
  Repayments of long-term debt                                                           (194)              (167)
  Proceeds from issuance of common stock                                              229,476              3,939
  Proceeds from issuance of preferred stock and warrants                               75,000            526,655
  Payments of equity issue costs                                                      (16,490)                 -
  Bank overdraft                                                                            -             11,561
  Purchase of treasury stock                                                               (2)              (185)
-----------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                                   626,056            832,833
-----------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                               275,868            (38,281)
Cash and cash equivalents at beginning of period                                       21,315             48,247
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $   297,183         $    9,966
-----------------------------------------------------------------------------------------------------------------
Supplemental schedule of cash flow information:
  Cash paid for interest                                                          $        30         $   20,736
-----------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash financing activities:
  Equipment and furniture purchases payable                                       $    25,786         $    4,063
  Business acquisition costs from issuance of preferred stock and warrants        $    23,040         $        -
-----------------------------------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except share amounts)



                                                               Common Stock                   Treasury Stock            Additional
                                                             $0.001 par value                    at Cost                 Paid-In
                                                         -------------------------       -----------------------
                                                           Shares          Amount          Shares        Amount          Capital
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                              78,255,707     $       78        988,894    $     (469)      $   373,604

Issuance of common stock upon exercise of
     options for cash                                        259,656              -              -             -               776
Issuance of treasury stock upon settlement
     of litigation                                                 -              -       (438,115)            -                89
Issuance of Series E preferred stock
     warrants for cash                                             -              -              -             -                 -
Costs arising from issuance of Series E and
     F preferred stock                                             -              -              -             -              (236)
Purchase of treasury stock for cash                                -              -        252,667          (185)                -
Accrued Series E and F preferred stock dividends                   -              -              -             -           (12,786)
Accretion of Series E and F preferred stock                        -              -              -             -            (1,498)
Stock issuance under employee stock
     purchase plan                                           173,079              -              -             -             3,073
Deferred compensation from grants of common stock                  -              -              -             -             5,773
Amortization of deferred compensation                              -              -              -             -                 -
Reversal of deferred compensation from
     cancellation of grants to purchase
     common stock                                                  -              -              -             -              (346)
Series F preferred stock dividend paid                       263,690              1              -             -             5,062
Net loss                                                           -              -              -             -                 -
Cumulative translation adjustment                                  -              -              -             -                 -
Unrealized loss on available-for-sale
     securities                                                    -              -              -             -                 -
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000 (unaudited)                      78,952,132     $       79        803,446    $     (654)      $   373,511
------------------------------------------------------------------------------------------------------------------------------------




                                                                                                      Accumulated
                                                                                                         Other           Total
                                                                          Deferred      Accumulated  Comprehensive    Stockholders'
                                                           Warrants     Compensation      Deficit       Income      Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                            $     10,397     $  (12,320)    $ (257,636)   $    2,633       $   116,287

Issuance of common stock upon exercise of
     options for cash                                              -              -              -             -               776
Issuance of treasury stock upon settlement
     of litigation                                                 -              -              -             -                89
Issuance of Series E preferred stock
     warrants for cash                                        63,976              -              -             -            63,976
Costs arising from issuance of Series E and
     F preferred stock                                             -              -              -             -              (236)
Purchase of treasury stock for cash                                -              -              -             -              (185)
Accrued Series E and F preferred stock dividends                   -              -              -             -           (12,786)
Accretion of Series E and F preferred stock                        -              -              -             -            (1,498)
Stock issuance under employee stock
     purchase plan                                                 -              -              -             -             3,073
Deferred compensation from grants of
     common stock                                                  -         (5,773)             -             -                 -
Amortization of deferred compensation                              -          3,532              -             -             3,532
Reversal of deferred compensation from
     cancellation of grants to purchase
     common stock                                                  -            346              -             -                 -
Series F preferred stock dividend paid                             -              -         (5,062)            -                 1
Net loss                                                           -              -       (257,688)            -          (257,688)
Cumulative translation adjustment                                  -              -              -            18                18
Unrealized loss on available-for-sale
     securities                                                    -              -              -        (2,445)           (2,445)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000 (unaudited)                    $     74,373     $  (14,215)    $ (520,386)   $      206       $   (87,086)
------------------------------------------------------------------------------------------------------------------------------------

      The accompanying notes are an integral part of these consolidated financial statements.

RHYTHMS NETCONNECTIONS INC.
Notes to Consolidated Financial Statements



1.   Basis of Presentation

The consolidated financial statements included herein include the transactions and balances of Rhythms NetConnections Inc. and its wholly owned subsidiaries Rhythms Links Inc., Rhythms Links Inc. - Virginia, and Rhythms NetConnections Europe B.V., Rhythms Deutschland GmbH, RGarnet, Inc., and RATHM, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared by the Company without audit, except for the December 31, 1999 balance sheet, which has been derived from the audited financial statements. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These financial statements should be read in conjunction with the financial statements and notes thereto (the 1999 Financial Statements) included in the Company's latest report on Form 10-K, dated December 31, 1999 (the 1999 10-K). The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000 (2000).

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

Net Loss Per Share

Basic earnings per share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period without consideration for common stock, $0.001 par value per share, of the Company (Common Stock) equivalents. Diluted EPS is computed by dividing the income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period in addition to the weighted-average number of Common Stock equivalents outstanding for the period. Shares subject to repurchase by the Company are considered Common Stock equivalents for purposes of this calculation. Shares issuable upon conversion of preferred stock and the exercise of outstanding stock options and warrants and shares issued subject to repurchase by the Company totaling 34,848,936 and 15,931,733 at June 30, 2000 and June 30, 1999, respectively, have been excluded from the computation since their effect would be antidilutive.

Reclassifications

Certain balances in the 1999 Financial Statements have been reclassified to conform to the 2000 presentation. The reclassifications had no effect on financial condition, results of operations or cash flows.

2.    Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $206,000 and $2.6 million at June 30, 2000 and December 31, 1999, respectively, is attributable to the unrealized gain on Axxent Corp. held as an available-for-sale security that is carried at fair value and recorded as a separate component of stockholders' equity.

Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of shareholders' equity. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted-average exchange rate for the period. The cumulative translation adjustment at June 30, 2000 was $18,000 compared to none recorded at December 31, 1999.

3.    Investments

On June 28, 2000, the Company, through its new wholly-owned subsidiary, RGarnet, Inc. ("RGarnet"), formed a Japanese joint venture, Garnet Connections Planning Inc. ("Garnet Connections"), with Mitsui & Co. Ltd. and certain other Japanese partners to explore the deployment of digital subscriber line (DSL) based services in Japan. RGarnet owns 3,400 shares of common stock of Garnet Connections (representing 34.34% of the total outstanding shares of Garnet Connections), for which it paid $1.6 million.

In April 2000, the Company entered into a multiyear strategic relationship with Excite@Home (@Home). @Home is a leading broadband provider. On July 12, 2000, the Company, through its wholly-owned subsidiary, RATHM, Inc., purchased 473,335 shares of Series B Preferred Stock of @Home Solutions (Solutions), an affiliate of @Home, for $14,999,986. The Series B Preferred Stock is convertible into shares of common stock at a conversion price of $10.56 per share, subject to standard protective conversion price adjustments. In addition, the Company is entitled to earn warrants to purchase up to 5,250,000 shares of Solutions' common stock, over the next four years, based upon the number of DSL subscribers subscribing to Solutions' DSL at a price of $5.01 per share for the first 3,000,000 warrant shares and $6.44 per share for the last 2,250,000 warrant shares. The Company is Solutions' exclusive provider of a residential DSL connectivity for @Home in several specific markets outside of @Home's current cable footprint. @Home is a preferred internet service provider (ISP) for new consumers in those markets. The new relationship offers broadband connectivity, a custom software package, Excite for broadband content and ISP services such as e-mail.

In January 2000, the Company formed a Canadian corporate joint venture with Axxent Corp. (Axxent) (formerly Optel Communications Corporation), a wholly-owned subsidiary of Axxent Inc. (formerly OCI Communications Inc.), to offer DSL-based services in selected Canadian markets. The Company and Axxent each received 100,000 shares of Class A voting stock. Axxent also purchased 10,000,000 shares of Series A preferred stock with a redemption amount of US $1.00 per share for $10.0 million. The Series A preferred stock has no voting or conversion rights, but will earn dividends at a rate of six percent per annum payable only upon redemption. To the extent the joint venture is unable to receive sufficient financing through third parties, the Company and Axxent shall have the option to provide additional capital contributions through installments. Accounting for the joint venture is on the equity method.

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

In January and February 2000, the Company entered into a 36-month lease line for an aggregate of up to $50.0 million in lease financing with GATX Capital Corporation to be used for network equipment. In February 2000, the Company entered into a 36-month lease line for $25.0 million in lease financing with Cisco Systems Capital Corporation to be used for network equipment. At June 30, 2000, $52 million was available under these lease lines.

5.    Preferred Stock

In March 2000, the Company sold $250.0 million of 8 1/4% Series E Convertible Preferred Stock (Series E Preferred Stock) to Hicks, Muse, Tate & Furst Inc. (Hicks Muse). The Company received approximately $236.3 million of proceeds from the sale. Each share of Series E Preferred Stock is convertible into shares of Common Stock at any time at a conversion price of $37.50 per share, subject to adjustment. In addition, the Company issued Hicks Muse warrants to purchase (a) 1,875,000 shares of Common Stock at an exercise price of $45.00 per share, exercisable for three years; (b) 1,875,000 shares of Common Stock at an exercise price of $50.00 per share, exercisable for five years; and (c) 1,875,000 shares of Common Stock at an exercise price of $55.00 per share, exercisable for seven years.

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

6.    2000 Stock Award Plan

In May 2000, the Company adopted its 2000 Stock Award Plan (Plan), a new incentive compensation program, providing for the direct award to employees, at no cost, of up to 1.2 million shares of Common Stock. In July 2000, the Company amended and restated the 2000 Stock Award Plan (the Amended Plan) to increase
(a) the maximum number of shares of Common Stock available for grant under the Amended Plan by 1,800,000 shares, from 1,200,000 shares to 3,000,000 shares, and
(b) increase the maximum number of stock award shares that may be granted to any employee in any calendar year under the Amended Plan by 270,000 shares, from 30,000 shares to 300,000 shares. On June 27, 2000, the Company granted 417,850 shares of Common Stock under the Plan. In July 2000, these grants were cancelled and replaced by awards under the amended plan with substantially the same terms. The new grants vest in two tranches, with 50% at various times beginning in November 2000 continuing through May of 2001. The remaining 50% vest ratably over the subsequent four quarters.



ITEM 2               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


All statements contained herein, as well as statements made in press releases and oral statements that may be made by the Company or its officers, directors, or employees acting on its behalf, that are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from historical results or from any future results expressed or implied by such forward-looking statements and risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (the SEC). In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believe", "belief", "expects", "plans", "anticipates", "intends" or the like to be uncertain and forward-looking. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. All references herein to (1) "1999" are to the fiscal year ended December 31, 1999, and (2) "2000" are to the fiscal year ending December 31, 2000 (3) "Q1" are to the fiscal quarter ended March 31, 2000, and (4) "Q2" are to the fiscal quarter ended June 30, 2000.

General

The Company is a leading service provider of DSL-based broadband communication services to businesses and consumers. The Company began offering commercial services in the United States (U.S.) in April 1998. As of June 30, 2000, the Company offered services in 55 markets and 92 of the 314 Metropolitan Statistical Areas (MSAs) in the U.S., and its national DSL network passed approximately 41.0 million homes and businesses. The Company intends to continue its network rollout into an additional 15 markets and an additional 16 MSAs by the end of 2000. As of June 30, 2000, the Company had 31,100 subscriber lines in service and 1,530 operational central offices.

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

Revenue

Revenue for the three months ended June 30, 2000 increased to $12.2 million from $1.6 million in the same period in 1999, an increase of $10.6 million. Revenue for the six months ended June 30, 2000, increased to

$20.3 million from $2.3 million in the same period in 1999, an increase of $18.0 million. Net monthly recurring service fees totaled $9.1 million and $15.2 million for the three and six months ended June 30, 2000, respectively, compared to $1.0 million and $1.4 million for the same periods in 1999. Nonrecurring net installation revenue totaled $3.4 million and $5.4 million for the three and six months ended June 30, 2000, respectively, compared to $0.8 million and $1.1 million for the same periods in 1999. The significant increase in revenue for the three and six months ended June 30, 2000 compared to the same periods in 1999 is a result of increased subscriber growth and network deployment in 55 markets compared to 17 markets one year ago.

Network and Service Costs

Network and service costs for the three and six months ended June 30, 2000 were $51.0 million and $90.9 million, respectively, compared to $12.0 million and $18.2 million for the same periods in 1999. The increase in network and service costs is attributable to the expansion of the Company's network.

Selling, Marketing, General and Administrative

Selling, marketing, general and administrative expenses for the three and six months ended June 30, 2000 were $67.5 million and $127.1 million, respectively, compared to $21.3 million and $34.5 million for the same periods in 1999. This increase reflects continued growth in staffing levels, sales and marketing efforts, and legal expenses associated with the development and launch of new markets.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended June 30, 2000 was $11.1 million and $20.5 million compared to $1.5 million and $2.1 million for the same periods in 1999. This increase reflects the rapid expansion of the Company's network into 55 markets at June 30, 2000, a 224% increase compared to 17 markets at June 30, 1999. Depreciation and amortization is expected to continue to increase in the future as the Company continues to expand its network.

During the first and second quarters of 1999, the Company entered into strategic arrangements with Microsoft Corp. and Qwest Communications International Inc.
In addition to their investments in the Company totaling $45.0 million, the strategic arrangements provide for certain other business relationships. Combined, these business relationships were valued at $23.2 million and have been capitalized as deferred assets, which are being amortized over three- and five-year periods. For the three and six months ended June 30, 2000, $1.6 million and $3.1 million, respectively, in amortization for deferred business acquisition costs were recorded compared to $1.5 million and $1.7 million for the same periods in 1999.

Deferred Compensation

Deferred compensation expense increased to $1.7 million and $3.5 million for the three and six months ended June 30, 2000, respectively, compared to $1.0 million and $1.6 million for the same periods in 1999. This increase reflects the granting of stock options to employees and officers with per share exercise prices below the per share fair market values of the Company's common stock on the grant dates. The deferred compensation is amortized over the vesting period of such stock options.

Net Interest Income and Expense

Interest income during the three and six months ended June 30, 2000 was $16.0 million and $24.3 million, respectively, compared to $6.6 million and $8.3 million for the same periods in 1999. The increase is primarily attributable to an increase in invested cash balances. As of June 30, 2000, unrestricted cash and investments totaled $882.4 million compared to $516.0 million at June 30, 1999. The increase in invested cash balances resulted from a variety of financing activities, including:

 .  issuing Series C and Series D Preferred Stock (all of which converted into
   Common Stock in the IPO, as defined below) and warrants for cash proceeds totaling $75.0 million in March and April 1999;

 . issuing Common Stock in the initial public offering (IPO) in April 1999 for net cash proceeds of $210.1 million;

 . issuing 12 3/4% senior debt in April 1999 for net cash proceeds of $314.5 million;

 . obtaining equipment lease lines of $100.0 million in 1998 and 1999, and an additional $75.0 million in Q1;

 . issuing common stock in a secondary public offering in September 1999 for net cash proceeds of $16.4 million;

 . issuing 14% senior debt in February 2000 for net cash proceeds of $291.3 million; and

 .  issuing shares of 8 1/4% Series E Convertible Preferred Stock (Series E
   Preferred Stock), and 6 3/4% Series F Cumulative Convertible Preferred Stock (Series F Preferred Stock) and warrants in Q1 for net cash proceeds totaling $526.7 million.

Interest expense and amortized debt discount and issue costs increased to $27.6 million and $49.8 million, respectively, for the three and six months ended June 30, 2000 as compared to $13.7 million and $19.4 million for the same periods in 1999. This increase primarily resulted from the senior notes issued in April 1999 and March 2000.

Litigation Settlement

See the discussion of the resolution of the Lafleur litigation in PART II, ITEM 1 LEGAL PROCEEDING below.

Liquidity and Capital Resources

The development and expansion of the Company's business requires substantial capital expenditures. These capital expenditures primarily include network build costs such as the procurement, design and construction of connection points and one or two Metro Service Center locations in each market, as well as other costs that support the network design and development. Capital expenditures, including payments for collocation fees, were $79.2 million during the six months ended June 30, 2000.

During the first six months of 2000, the Company has raised additional financing from the following:

 . issuing 14% senior debt in February 2000 for net cash proceeds of $291.3 million;

 . issuing Series E and Series F Preferred Stock and warrants in Q1 for net cash proceeds totaling $526.7 million; and

 .  obtaining equipment lease lines of $75.0 million.

Please refer to Note 4 and 5 of the Notes to Consolidated Financial Statements for the terms and descriptions of these transactions.

The Company has substantial indebtedness and debt service obligations. At June 30, 2000, total indebtedness was $818.8 million, cash and investments totaled $960.4 million ($78.0 million of which is restricted in accordance with the terms of the 1999 senior notes), and the accumulated deficit was $520.4 million.

For the six months ended June 30, 2000 and June 30, 1999, net cash used in operating activities was $227.2 million and $45.9 million, respectively. This cash was used for a variety of operating purposes, including salaries, consulting and legal expenses, network operations and overhead expenses.

Net cash used for investing activities for the six months ended June 30, 2000 and June 30, 1999 was $643.9 million and $304.3 million, respectively. This cash was used primarily for purchases of short-term investments and equipment and payments of collocation fees.

Net cash provided by financing activities for the six months ended June 30, 2000 and June 30, 1999 was $832.8 million and $626.1 million, respectively, and resulted primarily from the issuance of preferred stock, Common Stock, and senior debt.

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

The Company believes that its cash and investment balances as of June 30, 2000, and anticipated future revenue generated from operations, will be sufficient to fund its operating losses, capital expenditures, lease payments and interest payments through approximately December 2001. Operating losses and capital expenditures are expected to increase substantially in the near-term, primarily due to network expansion. Significant additional financing is expected to be required in the future. The Company may attempt to raise financing through some combination of commercial bank borrowings, leasing, vendor financings, or the private or public sale of equity or debt securities. Future equity or debt financings may not be available or, if available, may not be on favorable terms. If the Company is unable to obtain financing in the future, it will continue the expansion of operations on a reduced scale based on the existing capital resources.

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

Lafleur Litigation - On February 18, 1999, the Company filed a complaint for declaratory relief in San Diego County Superior Court, North County against Thomas R. Lafleur, seeking a determination as to the ownership of 438,115 shares of the Company's stock option shares previously granted to him. The trial in this matter began on May 5, 2000. On June 2, 2000, the court entered a Stipulated Statement of Decision holding that Thomas R. Lafleur became fully vested in ownership of the 438,115 shares of Common Stock in question on June 5, 1998. On June 3, 2000, the Company entered into an Agreement of Settlement and Compromise, pursuant to which the Lafleurs agreed to release and dismiss, with prejudice, all of their claims against the Company and the Company agreed to deliver 438,115 shares of treasury stock and to make a cash payment of $8.8 million to the Lafleurs. In addition, the Company incurred legal fees relating to this litigation totaling $3.1 million. The Company has filed claims with its insurance carriers seeking reimbursement for litigation and legal fees relating to this case. As of June 30, 2000, the Company has been reimbursed for $4.5 million.

i2 Technologies, Inc. Litigation - On January 7, 2000, i2 Technologies, Inc., filed suit in the United States District Court in the Northern District of Texas, challenging the Company's use of the name "Rhythms" on various grounds and alleging that the Company's use of that name infringes certain trademarks owned by i2 Technologies. See the disclosure regarding this matter in the Company's 1999 10-K. There have been no new developments with respect to this matter since the filing of the 1999 10-K.

Other Proceedings -The Company is subject to state commission, Federal Communications Commission and court decisions as they relate to the interpretation and implementation of the 1996 Telecommunications Act, the interpretation of competitive carrier interconnection agreements in general and its interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies. The Company, therefore, may participate in proceedings before these regulatory agencies or judicial bodies that affect, and allow the Company to advance its business plans.

The Company is presently pursuing public utility commission arbitrations in order to establish the terms and conditions of line sharing, against Bell Atlantic in New York, Pennsylvania, and Maryland, against SBC in California, Texas, and Illinois, against Bell South in Georgia and Florida, and against GTE in California, Texas and Florida. These interconnection agreements and the results of any arbitrations may not be on terms that are entirely satisfactory to the Company.


ITEM 2     SECURITIES AND USE OF PROCEEDS

Series E Preferred Stock - In March 2000, the Company sold $250.0 million of Series E Preferred Stock to Hicks, Muse, Tate & Furst Inc. (Hicks Muse) in a private placement. The Company received approximately $236.3 million of proceeds from the sale. Each share of Series E Preferred Stock is convertible into shares of common stock at any time at a conversion price of $37.50 per share, subject to adjustment. In addition, the Company issued to Hicks Muse warrants to purchase (a) 1,875,000 shares of Common Stock at an exercise price of $45.00 per share, exercisable for three years; (b) 1,875,000 shares of Common Stock at an exercise price of $50.00 per share, exercisable for five years; and
(c) 1,875,000 shares of Common Stock at an exercise price of $55.00 per share, exercisable for seven years.

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

Series F Preferred Stock - In February and March 2000, the Company issued 3,000,000 shares of Series F Preferred Stock to qualified investors in a private placement. The Company received approximately $291.0 million of net proceeds from the sale. Each share of Series F Preferred Stock is convertible into 2.35 shares of Common Stock at any time at a conversion price of $42.56 per share, subject to adjustment. Holders of Series F Preferred Stock are entitled to dividends on a cumulative basis at an annual rate of 6 3/4%, payable quarterly in cash. The Series F Preferred Stock is redeemable at the Company's option, in whole or in part, at any time after March 6, 2003, at predetermined redemption prices, together with any accrued and unpaid dividends through the date of redemption. Upon a change of control of the Company, each holder of Series F Preferred Stock may require the Company to purchase any or all of its shares of Series F Preferred Stock at 100% of the liquidation preference, plus any accrued and unpaid dividends to the date of purchase. The Series F Preferred Stock is subject to mandatory redemption on March 3, 2012. The holders of the Series F Preferred Stock have limited voting rights.

Amended and Restated Stock Award Plan - In May 2000, the Company adopted the 2000 Stock Award Plan (Plan). In July 2000, the Company amended and restated the Plan (Amended Plan). Under the Amended Plan, the Company is permitted to make direct grants of Common Stock, at no cost, to selected employees of the Company. The Company reserved for issuance under the Amended Plan, 3,000,000 shares of Common Stock. The Amended Plan is administered by the Special Stock Committee of the Board of Directors of the Company (Plan Committee). The Plan Committee has complete and total authority to determine those employees of the Company eligible to receive an award under the Amended Plan and the vesting schedule, if any, applicable to each award made under the Amended Plan. The maximum number of shares of common stock which can be awarded to any one employee in any calendar year is 300,000. The Company has registered all of these shares on Registration Statements, Form S-8, which became effective in June and July 2000.

Issuance of Shares of Common Stock to Randal Shaneyfelt - In May 2000, the Company hired Randal Shaneyfelt as Senior Vice President, Customer Operations. Pursuant to his employment offer letter, the Company gave Mr. Shaneyfelt $2,000,000 worth of Common Stock, at a purchase price of $0.00 per share. The Company delivered 25% of the shares, or 41,667 shares of Common Stock, to Mr. Shaneyfelt on July 31, 2000. Another 50% of the shares of Common Stock will be delivered to Mr. Shaneyfelt in October 2000. The remaining 25% of the shares of Common Stock will be delivered to Mr. Shaneyfelt in April 2001. The first 41,667 shares of Common Stock delivered to Mr. Shaneyfelt were registered on Registration Statement, Form S-8, which became effective in July 2000.

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

ITEM 5     OTHER INFORMATION

In the third quarter of 1999, Catherine Hapka, the Chairman and Chief Executive Officer of the Company, established a program to sell 200,000 shares of her Common Stock in each of the four quarterly selling windows each year. Under the Company's Insider Trading Policy, employees of the Company are permitted to sell stock of the Company only during quarterly selling windows (as announced from time to time by the Company), which correspond with the public release of the Company's quarterly financial results (Selling Window). Since establishment of the program in 1999, Ms. Hapka has consistently followed this quarterly share distribution. The sales of the Common Stock will comply with volume restrictions imposed by Rule 144 of the Securities Act of 1933, as amended, and will be completed regardless of the trading price of the Common Stock during such Selling Window. The purpose of this program is to diversify Ms. Hapka's personal holdings.

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number     Description
------     -----------

3.1        Restated Certificate of Incorporation of the Company (1)

3.2        Certificate of Amendment of Restated Certificate of Incorporation (2)

4.1        Rhythms NetConnections Inc. 2000 Stock Award Plan (3)

4.2        Rhythms NetConnections Inc. Amended and Restated 2000 Stock Award
           Plan (4)

10.1 Sublease, dated January 1, 2000, by and between the Company and Cyprus Amax Minerals Company (1)

10.2 Purchase and Sale Agreement, dated April 6, 2000, by and between the Company and MGA Development Associates, L.P.

10.3 Special Warranty Deed, dated May 8, 2000, by and between the Company and MGA Development Associates, L.P.

10.4 Dividend Payment Agreement, dated June 2, 2000, by and between Rhythms NetConnections Inc. and American Securities Transfer & Trust, Inc.

27         Financial Data Schedule

(1) Included as an exhibit to the Company's Registration Statement, Form S-4 (Reg. No. 333-37618), as filed with the SEC on May 23, 2000.

(2) Included as exhibits to the Company's Amendment No. 1 to its Registration Statement, Form S-4 (Reg. No. 333-37618), as filed with the SEC on June 16, 2000.

(3) Included as exhibits to the Company's Registration Statement, Form S-8 (Reg. No. 333-38986), as filed with the SEC on June 9, 2000.

(4) Included as exhibits to the Company's Registration Statement, Form S-8 (Reg. No. 333-41874), as filed with the SEC on July 20, 2000.

Reports on Form 8-K
-------------------

None

                          RHYTHMS NETCONNECTIONS INC.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 2000          /s/  J.W. Braukman
                                ------------------
                                J.W. Braukman
                                Chief Financial Officer