Form 10-Q
period 2000-09-30
RHYTHMS NET CONNECTIONS INC
filed 2000-11-14
CIK 1065869

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

     X         QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d)
    ---              OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000
                                      OR

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



As of October 31, 2000, a total of 79,610,302 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

                          RHYTHMS NETCONNECTIONS INC.
                               TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION

         ITEM 1  Financial Statements

                 Consolidated Balance Sheets as of December 31, 1999 and
                    September 30, 2000 (unaudited)                                                           3

                 Consolidated Statements of Operations for the Three and Nine Months Ended
                    September 30, 1999 and 2000 (unaudited)                                                  4

                 Consolidated Statements of Comprehensive Income (Loss) for the Three
                    and Nine Months Ended September 30, 1999 and 2000 (unaudited)                            5

                 Consolidated Statements of Cash Flows for the Nine Months Ended
                    September 30, 1999 and 2000 (unaudited)                                                  6

                 Consolidated Statements of Stockholders' Equity for the Nine Months
                    Ended September 30, 2000 (unaudited)                                                     7

                 Notes to Consolidated Financial Statements (unaudited)                                 8 - 11

         ITEM 2  Management's Discussion and Analysis of Financial Condition and
                 and Results of Operations                                                             12 - 15

PART II  OTHER INFORMATION

         ITEM 1  Legal Proceedings                                                                          15

         ITEM 2  Changes in Securities and Use of Proceeds                                                  16

         ITEM 3  Defaults Upon Senior Securities                                                            16

         ITEM 4  Submission of Matters to a Vote of Security Holders                                        16

         ITEM 5  Other Information                                                                          17

         ITEM 6  Exhibits and Reports on Form 8-K                                                           17

         SIGNATURES                                                                                         18


                          RHYTHMS NETCONNECTIONS INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)



                                                                                            December 31,       September 30,
                                       ASSETS                                                   1999               2000
----------------------------------------------------------------------------------------------------------------------------
Current assets:                                                                                                 (unaudited)
  Cash and cash equivalents                                                                 $     48,247       $       1,001
  Short-term investments                                                                         292,008             669,177
  Restricted cash                                                                                 36,707              37,649
  Accounts, loans, interest, and other receivables, net                                           10,844              49,834
  Inventory                                                                                        4,071               7,183
  Prepaid expenses and other current assets                                                        8,460              27,012
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                             400,337             791,856
----------------------------------------------------------------------------------------------------------------------------
Equipment and furniture, net                                                                     124,831             196,751
Collocation fees, net                                                                             57,421              77,116
Restricted cash                                                                                   59,526              40,167
Deferred business acquisition costs, net of accumulated amortization of $4,765 and $9,453         18,425              13,737
Deferred debt issue costs, net of accumulated amortization of $924 and $1,969                     16,194              24,213
Other assets                                                                                       8,690              23,370
----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                $    685,424       $   1,167,210
----------------------------------------------------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt                                                         $        333       $         193
  Accounts payable                                                                                30,895              25,760
  Interest payable                                                                                 8,787              25,330
  Accrued expenses and other current liabilities                                                  23,163              46,944
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                         63,178              98,227
----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                       111                   -
Senior notes payable                                                                             505,696             825,221
Other liabilities                                                                                    110                   3
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                569,095             923,451
----------------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable common stock warrants                                                          42                  42
Mandatorily redeemable preferred stock                                                                 -             489,898
----------------------------------------------------------------------------------------------------------------------------

Stockholders' equity (deficit):
  Common stock, $0.001 par value; 250,000,000 shares authorized;
      78,255,707 shares issued as of 1999 and 79,610,302 as of 2000                                   78                  80
  Treasury stock, at cost; 988,894 shares as of 1999 and 896,504 as of 2000                         (469)               (906)
  Additional paid-in capital                                                                     373,604             380,721
  Warrants                                                                                        10,397              74,373
  Deferred compensation                                                                          (12,320)            (25,754)
  Accumulated deficit                                                                           (257,636)           (673,068)
  Accumulated comprehensive income                                                                 2,633              (1,627)
----------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit)                                                             116,287            (246,181)
----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $    685,424       $   1,167,210
----------------------------------------------------------------------------------------------------------------------------




  The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)



                                                                Three Months Ended                      Nine Months Ended
                                                                   September 30,                          September 30,
                                                          --------------------------------------------------------------------------
                                                              1999               2000                1999               2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         (unaudited)
Revenue:
   Service and installation, net                          $     3,317        $    17,199               5,618             37,508
------------------------------------------------------------------------------------------------------------------------------------

Operating Expenses:
   Network and service costs                                   21,800             62,400              39,971            153,269
   Selling, marketing, general and administrative              27,686             71,493              62,230            198,614
   Depreciation and amortization                                3,977             12,213               6,121             32,717
   Amortization of deferred business acquisition costs          1,550              1,562               3,202              4,688
   Deferred compensation                                          967              2,905               2,541              6,404
------------------------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                55,980            150,573             114,065            395,692
------------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                          (52,663)          (133,374)           (108,447)          (358,184)
------------------------------------------------------------------------------------------------------------------------------------

Other Income (Expense):
   Interest income                                              7,344             14,159              15,673             38,411
   Interest expense (including amortized debt
     discount and issue costs)                                (16,500)           (28,105)            (35,871)           (77,916)
   Litigation settlement                                            -               (168)                  -             (7,558)
   Equity in losses of affiliate                                    -               (167)                  -               (167)
   Other income                                                    41                 36                 112                107
------------------------------------------------------------------------------------------------------------------------------------
       Total other income (expense)                            (9,115)           (14,245)            (20,086)           (47,123)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                  $   (61,778)       $  (147,619)        $  (128,533)        $ (405,307)
------------------------------------------------------------------------------------------------------------------------------------

Preferred stock dividends and accretion                             -             11,609                   -             25,893
------------------------------------------------------------------------------------------------------------------------------------
Net Loss Available to Common Shareholders                 $   (61,778)       $  (159,228)        $  (128,533)        $ (431,200)
------------------------------------------------------------------------------------------------------------------------------------

Net Loss Per Common Share:
   Basic                                                  $     (0.89)             (2.07)              (2.80)             (5.70)
------------------------------------------------------------------------------------------------------------------------------------
   Diluted                                                $     (0.89)       $     (2.07)        $     (2.80)        $    (5.70)
------------------------------------------------------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding:
   Basic                                                   69,646,044         76,790,601          45,893,691         75,657,362
------------------------------------------------------------------------------------------------------------------------------------
   Diluted                                                 69,646,044         76,790,601          45,893,691         75,657,362
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

                          RHYTHMS NETCONNECTIONS INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (In thousands)

                                                       Three Months Ended                      Nine Months Ended
                                                          September 30,                           September 30,
                                                  ---------------------------------------------------------------------
                                                     1999               2000                1999                2000
-----------------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)

Net Loss                                          $ (61,778)        $ (147,619)         $ (128,533)         $ (405,307)

Cumulative translation adjustment                         -                 14                   -                  32

Loss  on  available-for-sale securities                   -             (1,847)                  -              (4,292)
-----------------------------------------------------------------------------------------------------------------------

Total comprehensive loss                          $ (61,778)        $ (149,452)         $ (128,533)         $ (409,567)
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

                          RHYTHMS NETCONNECTIONS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                         -----------------------------
                                                                                            1999               2000
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:                                                              (unaudited)
     Net loss                                                                            $ (128,533)        $ (405,307)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization of equipment, furniture, and collocation fees          6,120             32,717
         Amortization of deferred business acquisition costs                                  3,202              4,688
         Amortization of debt discount and deferred debt issue costs                         17,542             20,570
         Amortization of deferred compensation                                                2,541              6,404
         Other                                                                                 (110)                60
         Changes in assets and liabilities:
            Increase in accounts, loans, interest, and other receivables, net                (6,867)           (38,990)
            Increase in inventory                                                            (2,792)            (3,112)
            Increase in prepaid expenses and other current assets                              (706)           (18,552)
            Increase in other assets                                                           (362)            (4,107)
            Decrease in accounts payable                                                       (957)            (5,135)
            Increase in interest payable                                                     18,187             16,543
            Increase in accrued expenses and other current liabilities                       13,725             23,781
            Increase in other liabilities                                                        75                  -
----------------------------------------------------------------------------------------------------------------------
                Net cash used for operating activities                                      (78,935)          (370,440)
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Purchases of short-term investments                                                   (237,273)        (6,079,054)
     Maturities of short-term investments                                                   181,577          5,701,885
     Maturities (purchases) of government securities as restricted cash                    (113,360)            18,417
     Investment in preferred stock                                                                -            (15,000)
     Purchases of equipment and furniture                                                  (104,271)           (99,779)
     Payments of collocation fees                                                           (37,746)           (24,702)
----------------------------------------------------------------------------------------------------------------------
                Net cash used for investing activities                                     (311,073)          (498,233)
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Proceeds from leasing company for equipment                                             23,755                  -
     Proceeds from issuance of senior notes                                                 325,000            300,000
     Payments of debt issue costs                                                           (10,489)            (9,064)
     Repayments of long-term debt                                                              (278)              (251)
     Proceeds from issuance of common stock                                                 246,756              4,327
     Proceeds from issuance of preferred stock and warrants                                  75,000            526,655
     Payments of equity issue costs                                                         (17,347)                 -
     Purchase of treasury stock                                                                 (10)              (240)
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                                   642,387            821,427
----------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                     252,379            (47,246)
Cash and cash equivalents at beginning of period                                             21,315             48,247
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $  273,694         $    1,001
----------------------------------------------------------------------------------------------------------------------
Supplemental schedule of cash flow information:
     Cash paid for interest                                                              $       42         $   40,809
----------------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash financing activities:
     Equipment and furniture purchases payable                                           $   11,972         $    9,861
     Business acquisition costs from issuance of preferred stock and warrants            $   23,190         $        -
----------------------------------------------------------------------------------------------------------------------




  The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                     Common Stock         Treasury Stock
                                                   $0.001 par value          at Cost        Additional
                                                --------------------     ----------------     Paid-In
                                                  Shares      Amount     Shares    Amount     Capital    Warrants
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                    78,255,707    $   78     988,894   $ (469)    $373,604   $ 10,397

Issuance of common stock upon exercise of
     options for cash                              326,381         -           -        -        1,254          -
Issuance of treasury stock upon settlement
     of litigation                                       -         -    (438,115)       -           89          -
Issuance of Series E preferred stock
     warrants for cash                                   -         -           -        -            -     63,976
Costs arising from issuance of Series E and
     F preferred stock                                   -         -           -        -         (438)         -
Purchase of treasury stock for cash                      -         -     336,684     (240)           -          -
Issuance of treasury stock upon cashless
     exercise of warrants                                -         -       9,041     (197)           -          -
Accrued Series E and F preferred stock dividends         -         -           -        -      (24,059)         -
Accretion of Series E and F preferred stock              -         -           -        -       (2,763)         -
Stock issuance under employee stock
     purchase plan                                 173,079         -           -        -        3,073          -
Deferred compensation from grants of
     common stock                                        -         -           -        -       22,380          -
Amortization of deferred compensation                    -         -           -        -            -          -
Reversal of deferred compensation from
     cancellation of grants to purchase
     common stock                                        -         -           -        -       (2,542)         -
Series F preferred stock dividend paid             855,135         2           -        -       10,123          -
Net loss                                                 -         -           -        -
Cumulative translation adjustment                        -         -           -        -            -          -
Unrealized loss on available-for-sale
     securities                                          -         -           -        -            -          -
-----------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000 (unaudited)       79,610,302    $   80     896,504   $ (906)    $380,721   $ 74,373
-----------------------------------------------------------------------------------------------------------------



                                                                               Accumulated
                                                                                  Other             Total
                                                   Deferred     Accumulated   Comprehensive      Stockholders'
                                                 Compensation     Deficit        Income        Equity (Deficit)
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                     $    (12,320)  $ (257,636)   $       2,633    $       116,287

Issuance of common stock upon exercise of
     options for cash                                       -            -                -              1,254
Issuance of treasury stock upon settlement
     of litigation                                          -            -                -                 89
Issuance of Series E preferred stock
     warrants for cash                                      -            -                -             63,976
Costs arising from issuance of Series E and
     F preferred stock                                      -            -                -               (438)
Purchase of treasury stock for cash                         -            -                -               (240)
Issuance of treasury stock upon cashless
     exercise of warrants                                   -            -                -               (197)
Accrued Series E and F preferred stock dividends            -            -                -            (24,059)
Accretion of Series E and F preferred stock                 -            -                -             (2,763)
Stock issuance under employee stock
     purchase plan                                          -            -                -              3,073
Deferred compensation from grants of
     common stock                                     (22,380)           -                -                  -
Amortization of deferred compensation                   6,404            -                -              6,404
Reversal of deferred compensation from
     cancellation of grants to purchase
     common stock                                       2,542            -                -                  -
Series F preferred stock dividend paid                      -      (10,125)               -                  -
Net loss                                                    -     (405,307)               -           (405,307)
Cumulative translation adjustment                           -            -               32                 32
Unrealized loss on available-for-sale
     securities                                             -            -           (4,292)            (4,292)
--------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000 (unaudited)        $    (25,754)  $ (673,068)   $      (1,627)   $      (246,181)
--------------------------------------------------------------------------------------------------------------


  The accompanying notes are an integral part of these consolidated financial statements.

RHYTHMS NETCONNECTIONS INC.
Notes to Consolidated Financial Statements


1.   Basis of Presentation

The consolidated financial statements included herein include the transactions and balances of Rhythms NetConnections Inc. and its wholly-owned subsidiaries Rhythms Links Inc., Rhythms Links Inc. - Virginia, Rhythms NetConnections Europe B.V., Rhythms Deutschland GmbH, RGarnet, Inc., RHOMS, Inc., Rhythms Winfire, Inc., RAxxent, Inc., RCanada, Inc. and RATHM, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared by the Company without audit, except for the December 31, 1999 balance sheet, which was derived from the audited financial statements. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These financial statements should be read in conjunction with the financial statements and notes thereto (the 1999 Financial Statements) included in the Company's latest report on Form 10-K, dated December 31, 1999 (the 1999 10-K). The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000 (2000).

The Company's ultimate success depends upon, among other factors, rapidly expanding the geographic coverage of its network services; renegotiating interconnection agreements with ILECs, some of which are competitors or potential competitors of the Company; deploying network infrastructure; developing and maintaining relationships and activities with broadband service providers; attracting and retaining customers; accurately assessing potential markets; continuing to develop and integrate its operational support system and other back office systems; obtaining any required governmental authorizations; responding to competitive developments; continuing to attract, retain and motivate qualified personnel; continuing to be able to access financial markets, when and as needed, on terms acceptable to the Company; and continuing to upgrade its technologies and commercialize its network services incorporating such technologies. There can be no assurance that the Company will be successful in addressing these matters and failure to do so could have a material adverse effect on the Company's business, prospects, operating results and financial condition. The Company's significant operating losses are expected to continue, which will require additional financing. The Company expects to secure additional financing, in increments, from sources which may include some combination of commercial bank borrowings, leasing vendor financings, or the private or public sale of equity or debt securities. Future equity or debt financings may not be available, or if available, may not be on favorable terms. If unsuccessful in obtaining such financing, the Company may choose to reduce the scope of its operations.

Net Loss Per Share

Basic earnings per share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period without consideration for common stock equivalents. Diluted EPS is computed by dividing the income or loss available to common stockholders by the weighted-average number of common shares outstanding for the period in addition to the weighted-average number of Common Stock equivalents outstanding for the period. Shares subject to repurchase by the Company are considered Common Stock equivalents for purposes of this calculation. Shares issuable upon conversion of preferred stock and the exercise of outstanding stock options and warrants and shares issued subject to repurchase by the Company totaling 36,743,506 and 13,261,271 at September 30, 2000 and September 30, 1999, respectively, have been excluded from the computation since their effect would be antidilutive.

Reclassifications

Certain balances in the 1999 Financial Statements have been reclassified to conform to the 2000 presentation. The reclassifications had no effect on financial condition, results of operations or cash flows.

2.   Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) of ($1.6) million and $2.6 million at September 30, 2000 and December 31, 1999, respectively, is primarily attributable to the unrealized gain (loss) on Axxent, Inc. (Axxent, formerly known as OCI Communications Inc.) held as an available-for-sale security that is carried at fair value with any gain (loss) recorded as a separate component of stockholders' equity.

Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of shareholders' equity. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted-average exchange rate for the period. The cumulative translation adjustment at September 30, 2000 was $32,000 compared to none recorded at December 31, 1999.

3.   Investments

In September 2000, the Company entered into a strategic relationship with FireTap, Inc. (FireTap), an affiliate of Homestore.com. FireTap intends to offer digital subscriber line (DSL), internet service provider (ISP) and other telecom services through alliances with persons in the real estate industry and key technology providers. As part of this transaction, the Company, through its wholly-owned subsidiary, RHOMS, Inc., acquired three percent of the shares of FireTap's common stock (on a fully-diluted basis) in exchange for certain past services and other non-cash consideration. The Company also received the right to acquire up to an additional two percent of the shares of FireTap's common stock (on a fully-diluted basis) in exchange for certain future services and other non-cash consideration, including Catherine Hapka's (the Company's Chairman and CEO) services as a director. In addition, over the next six months, the Company has the right to earn up to an additional 0.1% of the shares of FireTap's common stock (on a fully-diluted basis) for every $1.0 million of investment accepted by FireTap from an investor that the Company identifies, refers to or otherwise introduces to FireTap.

On June 28, 2000, the Company, through its wholly-owned subsidiary, RGarnet, Inc. ("RGarnet"), formed a Japanese joint venture, Garnet Connections Planning Inc. ("Garnet Connections"), with Mitsui & Co. Ltd. and certain other Japanese partners to explore the deployment of DSL based services in Japan. RGarnet owns 3,400 shares of common stock of Garnet Connections (representing 34.34% of the total outstanding shares of Garnet Connections), for which it paid $1.6 million.

In April 2000, the Company entered into a multiyear strategic relationship with
Excite@Home (@Home).  @Home is a leading broadband provider.   On July 12, 2000,
the Company, through its wholly-owned subsidiary, RATHM, Inc., purchased 473,335 shares of Series B Preferred Stock of @Home Solutions (Solutions), an affiliate of @Home, for $14,999,986. The Series B Preferred Stock is convertible into shares of common stock at a conversion price of $10.56 per share, subject to standard protective conversion price adjustments. In addition, the Company is entitled to earn warrants to purchase up to 5,250,000 shares of Solutions' common stock, over the next four years, based upon the number of DSL subscribers subscribing to Solutions' DSL at a price of $5.01 per share for the first 3,000,000 warrant shares and $6.44 per share for the last 2,250,000 warrant shares. The Company is Solutions' exclusive provider of residential DSL connectivity for @Home in several specific markets outside of @Home's current cable footprint. The new relationship offers broadband connectivity, a custom software package, Excite for broadband content and ISP services such as e-mail.

In January 2000, the Company formed a Canadian corporate joint venture, known as Rhythms Canada, Inc. (Rhythms Canada) with Axxent Corp. (Axxent Corp., formerly Optel Communications Corporation), a wholly-owned subsidiary of Axxent, to offer DSL-based services in selected Canadian markets. The Company and Axxent Corp. each received 100,000 shares of Class A voting stock of Rhythms Canada. Axxent Corp. also purchased 10,000,000 shares of Series A preferred stock with a redemption amount of US $1.00 per share for $10.0 million. The Series A preferred stock has no voting or conversion rights, but will earn dividends at a rate of six percent per annum payable only upon redemption. To the extent the joint venture is unable to receive sufficient financing through third parties, the Company and Axxent shall have the option to provide additional capital contributions through installments. Accounting for the joint venture is on the equity method.

4.   Senior Notes Payable and Lease Financing

In February 2000, the Company issued $300.0 million aggregate principal amount of 14% senior notes due 2010 (the 2000 Senior Notes). The Company received net proceeds of approximately $291.3 million from the issuance. The 2000 Senior Notes are general unsecured obligations of the Company, mature on February 15, 2010, and are redeemable at the Company's option, in whole or in part, at any time after February 15, 2005, at predetermined redemption prices, together with any accrued and unpaid interest through the date of redemption. Upon a change of control of the Company, each holder of the 2000 Senior Notes may require the Company to purchase such notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase. The 2000 Senior Notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, sale of stock of subsidiaries, entering new lines of business, dividends, mergers and transfer of assets.

In January and February 2000, the Company entered into a 36-month lease line for an aggregate of up to $50.0 million in lease financing with GATX Capital Corporation to be used for network equipment. In February 2000, the Company entered into a 36-month lease line for $25.0 million in lease financing with Cisco Systems Capital Corporation to be used for network equipment. At September 30, 2000, no amounts were available under these lease lines.

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

Upon a change of control of the Company, each holder of Series E Preferred Stock may require the Company to purchase any or all of its shares of Series E Preferred Stock at 101% of the liquidation preference, plus any accrued and unpaid dividends to the date of purchase and the special dividend amount, if any, as defined in the Series E Preferred Stock certificate of designation. The Series E Preferred Stock is subject to mandatory redemption on or after March 31, 2005.

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

6.   2000 Stock Award Plan

In May 2000, the Company adopted its 2000 Stock Award Plan (Plan), a new incentive compensation program, providing for the direct award to employees, at no cost, of up to 1.2 million shares of Common Stock. In July 2000, the Company amended and restated the 2000 Stock Award Plan (the Amended Plan) to increase
(a) the maximum number of shares of Common Stock available for grant under the Amended Plan by 1,800,000 shares, from 1,200,000 shares to 3,000,000 shares, and
(b) increase the maximum number of stock award shares that may be granted to any employee in any calendar year under the Amended Plan by 270,000 shares, from 30,000 shares to 300,000 shares. On June 27, 2000, the Company granted 417,850 shares of Common Stock under the Plan. In July 2000, these grants were cancelled and replaced by awards under the amended plan with substantially the same terms. The new grants vest in two tranches, with 50% at various times beginning in November 2000 continuing through May of 2001. The remaining 50% vest ratably over the subsequent four quarters. As of September 30, 2000, the Company has awarded approximately 1,814,216 shares under the Plan to more than 700 employees.

7.   Subsequent Events

In October 2000, the Company entered into a strategic relationship with Winfire, Inc., a single-source provider of broadband internet access. As part of that transaction, the Company's wholly-owned subsidiary, Rhythms Winfire, Inc., purchased 2,659,575 shares of Series C preferred stock for $5.0 million. The Series C preferred stock is convertible into shares of Winfire common stock at a conversion price of $1.88 per share, subject to standard protective conversion price adjustments.

In October 2000, the Company contributed all of its Axxent stock, consisting of 763,680 shares of common stock of Axxent, to the equity capital of the Company's wholly-owned subsidiary, RAxxent, Inc.

In October 2000, the joint venture agreement forming Rhythms Canada was amended to add the Company's wholly-owned subsidiary, RCanada, Inc. (RCanada), as a party to that agreement. In addition, the Company contributed all of its Rhythms Canada stock, consisting of 100,000 shares of Class A voting stock, to the equity capital of RCanada.

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, as well as statements made in press releases and oral statements that may be made by the Company or its officers, directors, or employees acting on its behalf, that are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from historical results or from any future results expressed or implied by such forward-looking statements and risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission (the SEC). In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements that include the terms "believe", "belief", "expects", "plans", "anticipates", "intends" or the like to be uncertain and forward-looking. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. All references herein to (1) "1999" are to the fiscal year ended December 31, 1999, (2) "2000" are to the fiscal year ending December 31, 2000,
(3) "Q1" are to the fiscal quarter ended March 31, 2000, (4) "Q2" are to the fiscal quarter ended June 30, 2000, and (5) "Q3" are to the fiscal quarter ended September 30, 2000.

General

The Company is a leading service provider of DSL-based broadband communication services to businesses and consumers. The Company began offering commercial services in the United States (U.S.) in April 1998. As of September 30, 2000, the Company offered services in 60 markets and 97 of the 314 Metropolitan Statistical Areas (MSAs) in the U.S., and its national DSL network passed approximately 44 million homes and businesses in the U.S. As of September 30, 2000, the Company had 46,000 subscriber lines in service and 1,750 operational central offices in the U.S. The Company expects its network build will be substantially complete by the end of 2000 with approximately 1,900 operational central offices in the U.S.

Results of Operations

The Company derives a majority of its revenue from broadband local connection services, metropolitan area inter-network connection services and installation. For broadband local connection services, customers are billed a flat, monthly recurring charge based on the data transfer speeds selected by the end user. Broadband local connection services customers are billed for nonrecurring service activation and installation charges on each line. Metropolitan area internetwork connection services are billed at a fixed, monthly recurring charge and nonrecurring charge to each customer for the high-speed connection between the Company's Metro Service Center and the customer's router or switch. The Company expects that, as a result of competitive forces and evolving service offerings from the Company's competitors, its prices will decline over time. The Company expects that the mix of services its customers purchase will change from time to time and that a mix more heavily weighted toward the lower priced services would reduce the average revenue per end-user subscriber.

Revenue

Revenue for the three months ended September 30, 2000 increased to $17.2 million from $3.3 million in the same period in 1999, an increase of $13.9 million. Revenue for the nine months ended September 30, 2000, increased to $37.5 million from $5.6 million in the same period in 1999, an increase of $31.9 million. Net monthly recurring service fees totaled $12.8 million and $28.0 million for the three and nine months ended September 30, 2000, respectively, compared to $2.2 million and $3.6 million for the same periods in 1999. Nonrecurring net installation revenue totaled $4.4 million and $9.5 million for the three and nine months ended

September 30, 2000, respectively, compared to $1.2 million and $2.3 million for the same periods in 1999. The significant increase in revenue for the three and nine months ended September 30, 2000 compared to the same periods in 1999 is a result of increased subscriber growth and network deployment in 58 markets compared to 27 markets one year ago.

Network and Service Costs

Network and service costs for the three and nine months ended September 30, 2000 were $62.4 million and $153.3 million, respectively, compared to $21.8 million and $40.0 million for the same periods in 1999. The increase in network and service costs is attributable to the expansion of the Company's network and continued growth in its subscriber base.

Selling, Marketing, General and Administrative

Selling, marketing, general and administrative expenses for the three and nine months ended September 30, 2000 were $71.5 million and $198.6 million, respectively, compared to $27.7 million and $62.2 million for the same periods in 1999. This increase reflects continued growth in staffing levels, sales and marketing efforts, and legal expenses associated with the development and launch of new markets, service delivery and customer service efforts.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2000 was $12.2 million and $32.7 million compared to $4.0 million and $6.1 million for the same periods in 1999. This increase reflects the rapid expansion of the Company's network into 60 markets in the U.S. at September 30, 2000, a 115% increase compared to the 27 markets at September 30, 1999.

During the first and second quarters of 1999, the Company entered into strategic arrangements with Microsoft Corp. and Qwest Communications International Inc.
In addition to their investments in the Company totaling $45.0 million, the strategic arrangements provide for certain other business relationships. Combined, these business relationships were valued at $23.2 million and have been capitalized as deferred assets, which are being amortized over three- and five-year periods. For the three and nine months ended September 30, 2000, $1.6 million and $4.7 million, respectively, in amortization for deferred business acquisition costs were recorded compared to $1.6 million and $3.2 million for the same periods in 1999.

Deferred Compensation

Deferred compensation expense increased to $2.9 million and $6.4 million for the three and nine months ended September 30, 2000, respectively, compared to $1.0 million and $2.5 million for the same periods in 1999. This increase reflects the granting of stock and stock options to employees and officers with prices below the per share fair market values of the Company's common stock on the grant dates. The deferred compensation is amortized over the vesting period of such grants.

Net Interest Income and Expense

Interest income during the three and nine months ended September 30, 2000 was $14.2 million and $38.4 million, respectively, compared to $7.3 million and $15.7 million for the same periods in 1999. The increase is primarily attributable to an increase in invested cash balances. As of September 30, 2000, unrestricted cash and investments totaled $670.2 million compared to $444.9 million at September 30, 1999. The increase in invested cash balances resulted from a variety of financing activities, including:

 .    issuing common stock in a secondary public offering in September 1999 for net cash proceeds of $16.4 million;
 .    issuing 2000 Senior Notes in February 2000 for net cash proceeds of $291.3 million; and
 .    issuing shares of Series E Preferred Stock and Series F Preferred Stock and
     warrants in Q1 for net cash proceeds totaling $526.7 million.

Interest expense and amortized debt discount and issue costs increased to $28.1 million and $77.9 million, respectively, for the three and nine months ended September 30, 2000 as compared to $16.5 million and $35.9 million for the same periods in 1999. This increase primarily resulted from the 2000 Senior Notes issued in February 2000.

Litigation Settlement

See the discussion of the resolution of the Lafleur litigation in PART II, ITEM 1 LEGAL PROCEEDINGS below.


Liquidity and Capital Resources

The development and expansion of the Company's business requires substantial capital expenditures. These capital expenditures primarily include network build costs such as the procurement, design and construction of connection points and one or two Metro Service Center locations in each market, as well as other costs that support the network design and development. Capital expenditures, including payments for collocation fees, were $124.5 million during the nine months ended September 30, 2000.

During the first nine months of 2000, the Company has raised additional financing from the following:

 .    issuing 2000 Senior Notes in February 2000 for net cash proceeds of $291.3 million;
 .    issuing Series E Preferred Stock and Series F Preferred Stock and warrants in Q1 for net cash proceeds totaling $526.7 million; and
 .    obtaining equipment lease lines of $100.0 million.

Please refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements included herein for the terms and descriptions of these transactions.

The Company has substantial indebtedness and debt service obligations. At September 30, 2000, total indebtedness was $825.4 million, cash and investments totaled $748.0 million ($77.8 million of which is restricted in accordance with the terms of the Company's 1999 senior notes), and the accumulated deficit was $246.2 million.

For the nine months ended September 30, 2000 and September 30, 1999, net cash used in operating activities was $370.4 million and $78.9 million, respectively. This cash was used for a variety of operating purposes, including salaries, consulting and legal expenses, network operations and overhead expenses. The increase in the use of cash for the nine months ended September 30, 2000 compared to the same period one year ago is primarily attributable to the increased net loss.

Net cash used for investing activities for the nine months ended September 30, 2000 and September 30, 1999 was $498.2 million and $311.1 million, respectively. This cash was used primarily for purchases of short-term investments and equipment and payments of collocation fees.

Net cash provided by financing activities for the nine months ended September 30, 2000 and September 30, 1999 was $821.4 million and $642.4 million, respectively, and resulted primarily from the issuance of preferred stock, Common Stock, and senior debt.

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

The Company believes that its cash and investment balances as of September 30, 2000, and anticipated future revenue generated from operations and lease financing proceeds, will be sufficient to fund its operating losses, capital expenditures, lease payments and interest payments through approximately December 2001. Significant operating losses are expected to continue, which will require additional financing. The Company expects to secure additional financing, in increments, from sources which may include some combination of commercial bank borrowings, leasing, vendor financings, or the private or public sale of equity or debt securities. Future equity or debt financings may not be available or, if available, may not be on favorable terms. If the Company is unable to obtain financing in the future, it may choose to reduce the scope of its operations.


PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

Lafleur Litigation - See Part II Other Information, Item 1 Legal Proceedings in the Quarterly Report on Form 10-Q for Q2 (Q2 10Q) for the background information concerning the Lafleur Litigation and the terms of the settlement thereof which occurred in Q1. The Company has filed claims with its insurance carriers seeking reimbursement for litigation and legal fees relating to this case. As of September 30, 2000, the Company has been received $10.8 million.

i2 Technologies, Inc. Litigation - See Part II Other Information, Item 1 Legal Proceedings in the 2Q 10Q for background information concerning the i2 Technologies, Inc. Litigation. There have been no new developments with respect to this matter since the filing of the 1999 10-K.

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

The Company is presently pursuing public utility commission arbitrations in order to establish the terms and conditions of line sharing, against Verizon in New York, Pennsylvania, Maryland, California, and Texas, and against SBC in California, Texas, and Illinois. These interconnection agreements and the results of any arbitrations may not be on terms that are entirely satisfactory to the Company.

ITEM 2  SECURITIES AND USE OF PROCEEDS


Amended and Restated Stock Award Plan - In May 2000, the Company adopted the 2000 Stock Award Plan (Plan). In July 2000, the Company amended and restated the Plan (Amended Plan). Under the Amended Plan, the Company is permitted to make direct grants of Common Stock, at no cost, to selected employees of the Company. The Company reserved for issuance under the Amended Plan, 3,000,000 shares of Common Stock. The Amended Plan is administered by the Special Stock Committee of the Board of Directors of the Company (Plan Committee). The Plan Committee has complete and total authority to determine those employees of the Company eligible to receive an award under the Amended Plan and the vesting schedule, if any, applicable to each award made under the Amended Plan. The maximum number of shares of common stock, which can be awarded to any one employee in any calendar year, is 300,000. The Company has registered all of these shares on Registration Statements, Form S-8, which became effective in June and July 2000. As of September 30, 2000, the Company has awarded approximately 1,814,216 shares under the Plan to more than 700 employees.

Issuance of Shares of Common Stock to Randal Shaneyfelt - In May 2000, the Company hired Randal Shaneyfelt as Senior Vice President, Customer Operations. Pursuant to his employment offer letter, the Company gave Mr. Shaneyfelt $2,000,000 worth of Common Stock, at a purchase price of $0.00 per share. The Company delivered 25% of the shares, or 41,667 shares of Common Stock, to Mr. Shaneyfelt on July 31, 2000. Another 50% of the shares of Common Stock were to be delivered to Mr. Shaneyfelt in October 2000 (the October Installment). The remaining 25% of the shares of Common Stock will be delivered to Mr. Shaneyfelt in April 2001. The first 41,667 shares of Common Stock delivered to Mr. Shaneyfelt were registered on Registration Statement, Form S-8, which became effective in July 2000. The Company, with Mr. Shaneyfelt's consent, paid Mr. Shaneyfelt $1.0 million in lieu of and as payment in full for his October Installment.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5    OTHER INFORMATION

In the third quarter of 1999, Catherine Hapka, the Chairman and Chief Executive Officer of the Company, established a program to sell 200,000 shares of her Common Stock in each of the four quarterly selling windows each year. Ms. Hapka terminated this program as of November 1, 2000.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Description
------    -----------

10.1 Series B Preferred Stock Purchase Agreement, dated July 12, 2000, by and between At Home Network Solutions, Inc., RATHM, Inc. and other Investors signatory hereto.

10.2 Consent and Amendment, dated October 2, 2000, by and between the Company, Rhythms Links Inc., RAxxent, Inc., RCanada, Inc., Axxent Corp. and Rhythms Canada Inc.

27        Financial Data Schedule





Reports on Form 8-K
-------------------

None

                          RHYTHMS NETCONNECTIONS INC.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 2000                         /s/  J.W. Braukman
                                                 -----------------------
                                                 J.W. Braukman
                                                 Chief Financial Officer