Form 10-K405
period 2000-12-31
RHYTHMS NET CONNECTIONS INC
filed 2001-04-02
CIK 1065869

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                _______________

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to

                       Commission File Number: 333-59393

                          Rhythms NetConnections Inc.
            (Exact name of registrant as specified in its charter)

            Delaware                                     33-0747515
(State or other jurisdiction of            (I.R.S.  Employer Identification No.)
 incorporation or organization)

      9100 East Mineral Circle                             80112
            Englewood, CO                                (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code: (303) 410-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of exchange
     Title of each class                             On which registered
     -------------------                             -------------------
            None.                                            None.

          Securities registered pursuant to section 12(g) of the Act:
                    Common Stock, par value $.001 per share
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10K or any amendment to this Form 10-K. [X]

The aggregate market value of voting common equity held by non-affiliates of the Registrant was approximately $115,395,998. This calculation is based upon the close price of such common equity on February 2, 2001 of $1.94 and the number of shares held by non-affiliates, which was 59,482,473 shares on December 31, 2000. As of December 31, 2000, the number of outstanding shares of the Registrant's
(1) $.001 par value Common Stock (Common Stock) was 79,739,764; (2) $.001 par value 8 1/4% Series E Convertible Preferred Stock due 2015 was 250,000; (3) Series 1 Junior Participating Preferred Stock was 0; and (4) $.001 par value 6 3/4% Series F Cumulative Convertible Preferred Stock was 3,000,000.

               CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

All statements contained herein that are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from historical results or from any future results expressed or implied by such forward-looking statements. Readers are urged to consider statements that include the terms "believe," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. For a discussion of developments since December 31, 2000, see "Developments Since December 31, 2000" below.

The fiscal years ended December 31, 1997, 1998, 1999 and 2000, and the fiscal year ending December 31, 2001, are referred to herein as "1997," "1998," "1999," "2000" and "2001," respectively.


                                    PART 1

Item 1 - Business

Formed in February 1997, Rhythms NetConnections Inc. (the Company) is a leading provider of broadband local access communication services. Our services include a range of high-speed, "always on" connections that offer our customers both cost and performance advantages when accessing the Internet or private networks. We use multiple digital subscriber line (DSL) technologies to provide data transfer rates ranging from 128 kbps to 8.0 Mbps delivering data to the end user and from 128 kbps to 1.5 Mbps receiving data from the end user.

Our customers include large enterprises, telecommunication carriers and their Internet service provider (ISP) affiliates and other ISPs. Enterprise customers typically purchase our services indirectly from our telecommunications carriers or directly from us to provide employees, branch offices and other affiliates with high-speed remote access to the enterprise's local and wide area networks (LAN or WAN). Telecommunications carriers and their ISP affiliates typically purchase our services for resale to business and consumer customers. ISPs typically purchase our services to provide high-speed Internet access to their business and consumer end users.

As of December 31, 2000, we offered our services in 60 markets in the United States (U.S.) representing 97 of the largest metropolitan statistical areas
(MSAs). We believe we have one of the nation's largest DSL networks with approximately 1,850 built or operational central offices (COs).

In January 2001, we announced that, although we intended to maintain a physical presence in all 60 markets and 1,850 COs, we planned to focus on, and provide services in, only our top 40 markets, representing approximately 1,400 COs. We continue to review the number of markets we are in, the number of COs we operate, the size of our work force and our other selling, general and administrative (SG&A) costs with a view to conserving cash and enhancing our ability to achieve future profitability.

As of December 31, 2000, we had approximately 67,000 DSL lines in service.

Over the past two years, we expanded our services internationally into Canada and formed a joint venture in Japan.

Market Opportunity

Demand for broadband local access communication services is growing

Demand for broadband local access communication services is growing at a rapid rate. The number of residential and business DSL subscribers has grown from nearly 500,000 in 1999 to 2.4 million in 2000, and the Yankee Group believes DSL subscribers will grow to in excess of 15 million by 2005. According to Dataquest, DSL subscribers are expected to surpass cable subscribers in 2005.

DSL is a cost-effective technology for broadband local access communication services

We believe that many of the traditional network alternatives for broadband local access communication services are inadequate and/or more costly compared to DSL. Only a fraction of buildings in the U.S. are currently connected to high-speed fiber networks -- typically large buildings in metropolitan areas or clusters of buildings in regional campus parks. Consequently, a significant number of connections to the Internet or private networks are through slow, dial-up modems connected to the traditional, circuit-switched public telephone system.

DSL technology significantly increases the data, voice and video-carrying capacity of standard copper telephone lines. Our peak data transfer rates range as high as 140 times the speed of the fastest dial-up modem and more than 60 times the speed of integrated services digital network (ISDN) lines.

DSL services are generally favorably priced relative to other available alternatives. Traditional T1 frame relay and private line services are typically more costly than DSL service, as are heavily-used ISDN services that are priced based on usage. Consumer class DSL services are generally priced competitively with cable modem services.

Business Strategy

Maintain and build our relationships with leading customers to grow our subscriber base

We offer our services to large enterprises, telecommunications carriers and their ISP affiliates and other ISPs. We believe these indirect distribution channels are more cost effective because we can leverage our resellers' existing customer base and brand names, thereby reducing our selling and marketing costs, and avoiding customer service and support costs associated with serving end users directly. This distribution strategy enables us to focus on our core broadband access offerings.

Our business is generally not seasonal in nature. Our customer base is not concentrated in any particular industry and except for Cisco Systems, Inc. (Cisco) and Telocity, Inc. (Telocity), no customer accounted for more than 10% of net revenue in any of the last three years. Cisco accounted for 33% and 21% of total net revenue in 1999 and 2000, respectively, and Telocity accounted for 16% of total net revenue in 2000.

Cisco

In 1998, we entered into an enterprise services solution agreement with Cisco, in which Cisco engaged us to manage and upgrade its remote access program. We are currently renegotiating our agreement with Cisco. We anticipate the new contract will have a one year term.

Telocity

In 2000, we entered into an agreement with Telocity, in which Telocity agreed to purchase our Consumer Links services for use and/or resale in select markets nationwide. We are currently renegotiating our agreement with Telocity. We anticipate the new contract will have a one year term.

Offer an attractive value compared to alternative local access communication services providers

We offer multiple local access speed options. For end users that subscribe at the 8.0 Mbps rate, our network provides speeds greater than 140 times the speed of the fastest dial-up modem, more than 60 times the speed of ISDN lines at monthly rates similar to or lower than those for heavily-used ISDN lines, and more than five times the speed of T1 private lines and frame relay circuits at a lower price. Because we use dedicated connections from each end user to the network of our customer, end users can receive dependable data transfer rates and reduce the risk of unauthorized access. Unlike dial-up modems and ISDN lines, the DSL solution is "always on," and provides 24-hour continuous connection.

In addition to a broad range of economical broadband local access services, we provide a national offering with dense CO coverage in each of the markets we serve. In January 2001, we announced that, although we intended to maintain a physical presence in all 60 markets and 1,850 COs, we planned to focus on, and provide services in, only our top 40 markets, representing approximately 1,400 COs. We continue to review the number of markets we serve and the number of COs we operate.

In addition, we believe we are unique in that we offer service to business end users up to 50,000 feet from the CO.

We also offer a broad range of end user functionality. We support multiple, bridged and routed user endpoint devices to address less complex consumer needs as well as more complex business requirements. In addition, we offer both self-installation (when we provision our services using line sharing) and our standard on-site installation. For our business end users, we offer business class service level agreements, including such service parameters as service up time, throughput and average time to repair. See Network Architecture below.

We also electronically bond with our customers; provide 24 hour support, 365 days a year; and offer multiple local access connectivity options, including Internet protocol (IP) with our Complete Links service See Products and Services below.

Expand the number of network services we offer

Our network has been designed to be upgradeable to support additional network services. Additional network services currently offered include Virtual Reach, IP Path and Frame Relay over DSL (see Service Offerings below). We are also currently in trial with a voice over IP service offering.

Reduce costs to conserve cash and enhance our ability to achieve future profitability

We continue to reduce our costs by focusing on our top markets, improving operational productivity, using line sharing to provision our services in the consumer market and reducing certain SG&A costs.

Line sharing allows us to use an existing copper telephone line rather than installing a new copper telephone line. Line sharing significantly improves the economics of the consumer market due to lower one-time customer acquisition costs by eliminating the need for a truck roll, shortening the provisioning interval, increasing our provisioning capacity, and decreasing the one-time copper telephone line charge from the incumbent local exchange carrier (ILEC). In addition, line sharing reduces the monthly recurring copper telephone line charge from the ILEC as compared to the monthly recurring charge for a new copper telephone line.

In January 2001, we announced our intention to focus on, and provide services in, only our top 40 markets. We continue to review the number of markets we are in and the number of COs we operate. By focusing on our top markets, we believe we will be able to reduce the service and support costs associated with smaller markets and at the same time decrease the time required to achieve future profitability in our larger markets.

We continue to improve our ability to provision and scale our business through process engineering and ongoing system upgrades. In addition, we implemented a work force reduction in January 2001, and developed plans to reduce our facility costs, professional service fees and customer marketing development funds. We continue to review the size of our work force and our other SG&A costs with a view to conserving cash and enhancing our ability to achieve future profitability. See Employees below.

Service Offerings

Local connection services

Our local connection services connect individual users or multiple users on a LAN through our metropolitan network to our national network, the Internet or a telecommunications carrier's network using DSL technology over traditional copper telephone lines. The speed and effectiveness of the local DSL connection will vary based on a number of factors, including the distance of the end user from the CO and the condition of the copper telephone line that connects the end user to the CO.

DSL Technologies

Our primary DSL technologies include:

Rate adaptive DSL (RADSL)

RADSL technology allows each end user or LAN to utilize the full digital capability of the underlying copper telephone line. Speeds reach up to 8.0 Mbps downstream and up to 1.1 Mbps upstream if the end user or LAN is within 7,800 feet from the CO. Our RADSL connection competes favorably on a price and performance basis relative to traditional, fractional T1 and frame relay services. Our RADSL service also provides the highest speed of any of our DSL services for bandwidth intensive applications and is necessary to support line sharing.

Symmetrical DSL (SDSL)

Our SDSL technology allows each end user or LAN to achieve up to 1.5 Mbps speeds both downstream and upstream. Depending on the quality of the copper telephone line, 1.5 Mbps can typically be achieved if the end user or LAN is within 8,000 feet from the CO.

Integrated digital subscriber line (IDSL)

IDSL technology allows us to reach end users or LANs within 50,000 feet from the CO. Our IDSL service operates at up to 144 kbps in each direction. We also offer IDSL to end users that have telephone lines that do not consist of continuous copper, such as digital-loop-carrier lines that are partially copper and partially fiber.

Products and Services

Our broadband solutions offer our customers a choice between a Layer 2 network, which enables a customer to manage and maintain the network, and a Layer 3 network where we manage and maintain the network for the customer.

Select Links, a Layer 2, high-speed DSL access solution provides a selection of routed DSL customer equipment that is installed at the customer's premise, enabling DSL access speeds from 128 kbps to 8.0 Mbps.

Consumer Links, a basic and affordable DSL access solution, is provided over a Layer 2 network. Consumer Links provides high-speed DSL access to residential customers via line sharing.

Complete Links, a Layer 3 access solution, offers a fully managed IP over DSL service available in symmetric (up to 1.5 Mbps) and asymmetric (up to 8.0 Mbps) access speeds. Complete Links is a high-speed access solution for small and medium-sized businesses and corporate teleworkers for connectivity to the Internet, corporate databases and remote offices.

IP Path, an extension of the Complete Links product, offers a bundled IP over DSL, high-speed local and long distance solution.

Virtual Reach, an optional feature we offer with many of our products, enables a customer to establish a virtual presence in a remote market by transporting DSL traffic from remote metropolitan areas back to its physical point of presence over our WAN.

Strategic Partnership

WorldCom, Inc. (WorldCom)

In March 1999, we entered into a strategic partnership with WorldCom. We have been designated WorldCom's first choice in its alternative carrier access provisioning system for DSL services in areas where we deploy our network for all new DSL services, except for services to certain subsidiaries and in locations where WorldCom deploys its own DSL equipment. We have designated WorldCom as our preferred provider of network services, including metropolitan area network (MAN) services and long-haul backbone services.

International

In the future, we may elect to replicate our business model in select international markets.

In January 2000, we formed a Canadian corporate joint venture, Rhythms Canada Inc. (Rhythms Canada) with Axxent Corp., a wholly-owned subsidiary of Axxent Inc. (formerly known as OCI Communications Inc.) (Axxent). Upon formation of Rhythms Canada, we received 100,000 shares of Class A voting stock (representing 50% of the total outstanding common shares of Rhythms Canada). In December, 2000, we funded a $2.5 million capital call and received an additional 588,235 shares of Class A voting stock. In addition, we purchased 763,680 shares of Class B non-voting stock of Axxent for $5.3 million.

In June 2000, we formed a Japanese joint venture, Garnet Connections Planning, Inc. (Garnet Connections), with Mitsui & Co. Ltd. and certain other partners to explore the development of DSL based services in Japan. We own 3,400 shares of common stock of Garnet Connections (representing 34.3% of the total outstanding shares of Garnet Connections), for which we paid $1.6 million

Network Architecture

Our network is an overlay network. We place our network electronics on an existing physical network that we lease from existing transport services providers, local access telephone lines from ILECs, metropolitan fiber from ILECs or competitive local exchange carriers (CLECs), and long distance backbone fiber from long distance interexchange carriers (IXCs). The primary components of our network are our connection points, local transport, high-speed MAN, metro service centers (MSCs), backbone, customer endpoint devices and our network operations center (NOC).

Connection points

Through our interconnection agreements with the ILECs, we secure collocation space in COs serving the area where we intend to offer our services. In each of these connection points, we connect our end user's DSL endpoint-equipped copper telephone line to our DSL multiplexing equipment (DSLAMs).

Local transport

Our local transport connects customer endpoint devices to our network using a DSL-capable copper telephone line leased by us from the ILEC under terms specified in our interconnection agreements and/or the terms and conditions set by the state public utility commissions.

High-speed MAN

In each of our targeted metropolitan area markets, we operate a private MAN. The network consists of high-speed asynchronous transfer mode (ATM) communications circuits that we lease from CLECs or ILECs to connect our connection points to the MSC.

MSCs

The MSC is a physical point of presence within a metropolitan area where local access traffic is aggregated from the connection points over our high-speed MAN. Although we generally have one MSC in each of our targeted metropolitan areas, in larger metropolitan areas, we may have two. The MSC houses our ATM switches and IP routers. We design our MSCs for high availability including battery backup power, redundant equipment and active network monitoring.

Backbone

Our backbone interconnects our MSCs so that communications traffic can be transported among different metropolitan areas using either the ATM or IP protocol. We currently buy ATM and frame relay backbone from a number of long distance carriers.

Customer endpoint devices

Depending on the needs of our customers, we will either include the end-user endpoint device (the DSL modem or router) as part of our complete service offering, or require the customer or end user to buy the DSL endpoint device.

NOC

Our network is managed from the NOC located in Denver, Colorado. From this center, we provide network monitoring and management 24 hours a day, 365 days a year. From the NOC, we monitor the entire network including each MSC and each connection point.

Interconnection Agreements with ILECs

Interconnection agreements with ILECs are critical to our business. These agreements cover a number of aspects of our relationships with ILECs, including:

     . the prices we pay to lease and the access we have to the ILECs' copper telephone lines;
     . the removal by the ILECs of equipment or electronics from lines to enable these lines to transmit DSL signals;
     . the price and terms for collocation of our equipment in the ILECs' COs; . the price we pay and the access we have to the ILECs' transport facilities; our ability to access conduits and other rights-of-way the ILECs use to construct their own network facilities;
     . the operational support systems and interfaces we use to place orders and report and monitor the ILECs' responses to our requests;
     . the dispute resolution process we use with the ILECs to resolve disagreements on the terms of the interconnection agreements; and
     . the term of the interconnection agreements, their transferability to successors, their liability limits and other general aspects of our relationship with the ILECs.

We have signed interconnection agreements with SBC Communications Inc., Verizon Communications Inc. (Verizon), BellSouth Corp. (BellSouth), Qwest Communications International Inc. (Qwest) and Cincinnati Bell Inc. We are currently renegotiating our agreements with Verizon and BellSouth. Our interconnection agreements have a maximum term of three years, requiring us to renegotiate the existing terms in the future.

Regulatory Climate

A significant portion of the services we offer, particularly through our wholly-owned subsidiaries, Rhythms Links Inc. (Links) and Rhythms Links Inc. Virginia (Links VA), may be subject to regulation at the federal, state and local levels.

1996 Telecommunications Act

The 1996 Telecommunications Act (1996 Act) allows CLECs, such as us, to leverage portions of the existing ILEC infrastructure, as opposed to building all portions of a competing infrastructure at significant cost. The 1996 Act in some sections is self-executing. However, the Federal Communications Commission
(FCC) and the state public utilities commissions (PUCs) issue regulations that identify specific requirements upon which our competitors and we rely in implementing the changes it prescribes. From time to time Congress considers legislation that could change the terms and conditions of the 1996 Act, and the FCC's rules, that are favorable to us. The outcome of these various, ongoing, legislative activities and rulemaking proceedings, including reconsideration proceedings, or judicial appeals of such proceedings could materially affect our business and financial prospects.

The 1996 Act was designed to create an incentive for ILECs that were formerly part of the Bell system to cooperate with the CLECs. An ILEC cannot provide long distance service until regulators determine that the ILEC has met a "checklist" showing that it is meeting the 1996 Act's requirements in opening its network and markets to competition. The 1996 Act requires traditional telephone companies, among other things, to:

     .    allow CLECs to lease copper telephone lines on a line-by-line basis;
     . provide CO space for the CLECs' DSL and other equipment used to connect to the leased copper telephone lines;
     .    lease access on their CO fiber backbone to link the CLECs' equipment;
          and
     . allow CLECs to use their operational support systems to place orders and access their databases.

The FCC, in interpreting the 1996 Act, has emphasized the need for competition-driven innovation in the deployment of advanced telecommunications services, such as DSL services.

Line sharing

The FCC mandated "line sharing" in a November 1999 decision that became effective in June 2000. Line sharing, where available, will allow us to provide our RADSL service on the same copper telephone lines as the ILEC uses to provide its voice service. In January 2001, the FCC clarified its mandate, permitting CLECs to provide line sharing over fiber facilities and allowing CLECs also to line share with voice competitors. Some details of implementation of this mandate may be reconsidered by the FCC and both the original line sharing decision and the clarification are currently on judicial appeal before the D.C. Circuit. The decisions of the D.C. Circuit or of the U.S. Supreme Court on these issues could materially adversely affect our business and financial prospects.

State regulation

Some of our services, particularly those of Links and Links VA, may be classified as intrastate services subject to state regulation. All of the states where we operate, or will operate, require some degree of state regulatory commission approval to provide certain intrastate services. In most states, intrastate tariffs are also required for various intrastate services, although we are not typically subject to price or rate of return regulation for tariffed intrastate services. Actions by state PUCs could cause us to incur substantial legal and administrative expenses.

Under the 1996 Act, states have undertaken or completed regulatory proceedings to determine the pricing of unbundled network elements and services, and the results of these proceedings will determine the price we pay for, and whether it is economically attractive for us to use, these elements and services.

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

Competition

Competition for broadband access services is intense. We face competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. Moreover, we expect the level of competition to increase in the future. We expect significant competition from:

ILECs. All of the ILECs in our target markets offer DSL services. As a result, the ILECs represent our strongest competition in all of our markets, and we expect this competition to intensify. The ILECs have well-established brand names and reputations, possess significant capital and own the COs and copper telephone lines. Importantly, they are offering both digital data services and their existing voice services over a single line to achieve a lower cost per line per month than we can. In addition, some ILECs are modifying their networks by deploying fiber further into neighborhoods and placing DSL electronics in these neighborhoods. Unless we can achieve equivalent access to these locations and these services, the ILECs will have a significant advantage to providing DSL under the new architecture.

Traditional and Newer IXCs. Many of the leading traditional and newer IXCs are rapidly expanding their networks to include high-speed, local access services, and/or acquiring other companies with high-speed, local access capabilities, including cable modem. They also have interconnection agreements with the ILECs and may have secured collocation spaces from which they may have begun to offer competitive DSL services. When combined with their extensive existing MANs and WANs, and full range of Internet and private networking services, they are able to provide their customers with a complete broadband communications offer capable of voice, data and video solutions. Because these competitors have significantly greater financial resources, enjoy strong brand recognition and have large, existing business and consumer franchises, they represent significant competition.

Cable Modem Service Providers. Cable modem service providers and their cable partners are offering high-speed Internet access over hybrid fiber coaxial cable networks to consumers and, increasingly, businesses. These networks provide Internet access services similar to our services, and in some cases at higher speeds. In certain cases cable modem services are priced lower than our services partly because operators share the bandwidth available on their cable networks among multiple end users.

ISPs.  ISPs provide Internet access to residential and business customers.
These companies provide such Internet access, on a dial-up basis, over the ILECs' circuit-switched networks at ISDN speeds (either 64 kbps or 128 kbps) or below. Many ISPs also offer DSL-based access using their own DSL services, or DSL services offered by the ILECs or other DSL-based CLECs. Because certain large, national ISPs have made investments in our competitors and entered into joint marketing arrangements nationwide, it is difficult for us to recruit these ISPs as customers, and as a result, they represent important competitors.

Online Service Providers. Online service providers include companies that provide, over the Internet and/or over proprietary networks, content and applications ranging from news and sports to consumer video conferencing. These services are designed for broad consumer access over telecommunications-based transmission media, which enable the provision of digital services to the significant number of consumers who have personal computers with modems. Many of these online service providers have developed their own access networks for modem connections. If these online service providers were to extend their access networks to include DSL or other high-speed service technologies, they would become competitors of ours.

CLECs. Certain national CLECs offer DSL-based broadband access services using a business strategy similar to ours. In addition, regional CLECs offer DSL-based access services that compete with the services we offer.

Wireless and Satellite Data Service Providers. Wireless and satellite data service providers are developing wireless and satellite-based Internet and private network connectivity.

Strategic Investments in 2000

During 2000, we, directly or indirectly, through one or more of our wholly-owned subsidiaries, made the following strategic investments:

       . In April 2000, we purchased 473,335 shares of Series B Preferred Stock of @Home Networks Solutions, Inc. (Solutions), an affiliate of Excite@Home (@Home), for $14,999,986. In addition, we entered into a multiyear strategic relationship with @Home.

       . In September 2000, we received 3% of the common stock of FireTap Communications Incorporated (FireTap), an affiliate of Homestore.com, in exchange for certain services and other non-cash consideration.

       . In December 2000, we purchased 2,659,575 shares of Series C Convertible Participating Preferred Stock of Winfire, Inc. (a/k/a Steel Enterprise Holdings, Inc.) (Winfire) for $5.0 million. In addition, we entered into a strategic relationship with Winfire.

       . In December 2000, we purchased 1,000,000 shares of Series D Preferred Stock of MegaPath Networks Incorporated (MegaPath) for $2.5 million.

See also International above for a discussion of our strategic investments in our two international joint ventures, Garnet Connections and Rhythms Canada.

Many of the companies that we have invested in, entered into strategic partnerships or joint ventures with are young, emerging companies that are not fully funded and have ongoing funding obligations of their own that may affect the value of our investment in them, the services they provide as required by the strategic agreement and their ongoing viability as operating entities.

See Developments Since December 31, 2000 below for a discussion of the current status of these strategic investments.

Employees

As of December 31, 2000, we had approximately 2,000 employees. As a result of our decision to focus on our top 40 markets and due to productivity improvements in our business, in January 2001, we announced plans to reduce our work force by 450 employees. We continue to review the size of our work force in light of our evolving business plan. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and we may be unable to identify, attract and retain such personnel in the future. None of our employees are represented by a labor union or are the subject of a collective bargaining agreement. We have never experienced a work stoppage and believe that our employee relations are good.

Developments Since December 31, 2000

First quarter 2001 restructuring charge

In January 2001, as a result of our intention to focus on, and provide serves in, only our top 40 markets and in connection with our plans to reduce our work force by 450 employees, we announced our intent to take a one-time, 2001 first quarter restructuring charge between $15 million and $17 million.

Strategic alternatives

In March 2001, our board of directors (Board) engaged Lazard Freres & Co. LLC, an investment banking firm, to provide financial advice and to assist us in evaluating strategic alternatives and other possible financial transactions, including, but not limited to, a sale of our Company, a strategic transaction, joint venture or partnership with a financial, strategic or industry partner or other similar transaction, a debt and/or equity financing or restructuring, a public or private sale of debt or equity securities or assets and/or an acquisition, merger, consolidation, reorganization, recapitalization or other business combination. In conjunction with our strategic alternative initiatives, we are continuing to review the number of markets we are in, the number of COs we operate, the size of our work force and our other SG&A costs with a view to conserving cash and enhancing our ability to achieve future profitability. While we will consider all commercially reasonable strategic alternatives, there can be no assurance that a transaction will be consummated on terms acceptable to our Board, or at all.

Delisting of our Common Stock from the Nasdaq National Market

The Nasdaq Stock Market, Inc. (Nasdaq) has informed us of its intention to send us a formal notice regarding Nasdaq's intention to delist our Common Stock from the Nasdaq National Market (National Market) because of our failure to satisfy
(1) the $4.0 million net tangible asset continued listing requirement applicable to a National Market issuer with a per share stock price of at least $1.00 or
(2) the $5.00 minimum per share stock price alternative continued listing requirement for a National Market issuer who failed to satisfy the net tangible assets continued listing requirement. We have not yet received a formal delisting notice from Nasdaq. We have not decided yet whether we would appeal such proposed delisting to the Nasdaq Listing Qualifications Hearing Board. If we appeal, there is no assurance that we will prevail in our appeal. If we decide not to pursue our appeal or if the Nasdaq Listing Qualifications Hearing Board denies our appeal, we would seek to have our Common Stock listed on the Nasdaq Small Cap Market. Because our Common Stock continues to trade below $1.00 per share, there is no assurance that Nasdaq would permit us to list our Common Stock on the Small Cap Market. If we were unsuccessful in moving our Common Stock to the Small Cap Market, we would intend to then move to the Nasdaq Over-The-Counter Bulletin Board.

Strategic Investments

Winfire.     In March 2001, we entered into an Assignment of DSL Lines and
Mutual Release with Steel Enterprise Holdings, Inc. (f/k/a Winfire) (SEH). Pursuant to that agreement and in exchange for a mutual release by both parties of any claims either may have against the other: (a) SEH agreed to assign to us all of its rights to the line-shared DSL circuits installed by us or ordered from us and not yet installed; and (b) we agreed to convert approximately $1.0 million of accounts receivable that SEH owed to us as of February 28, 2001 and approximately $2.9 million in funds we prepaid to Winfire for marketing and development into 2,034,878 additional shares of Series C Preferred Stock of SEH. SEH is attempting to restructure its balance sheet. If it is unable to do so, it has advised us that it may consider filing for protection under the federal bankruptcy laws.

Solutions.   Due to a change in Solutions' business strategy, as announced in
January 2001 by its parent corporation, @Home, in March 2001, Mr. Chandler and Mr. Braukman resigned as directors of Solutions and requested, on our behalf, that Solutions redeem our shares of Solutions Series B Preferred Stock for their liquidation value. The Solutions board of directors is currently soliciting the consents of the other Solutions stockholders for such redemption.

Firetap.   Firetap is in the process of recapitalizing its equity structure.
Accordingly, it has asked all of its common stockholders to consent to the conversion of their common stock into various classes of preferred stock. We are reviewing the recapitalization documents.

Rhythms Canada.   In March 2001, we funded an additional $2.7 million capital call and received 635,323 additional shares of Class A voting stock of Rhythms Canada.

Garnet Connections.   The managers of Garnet Connections are expected to make a
decision on whether to roll out DSL services in Japan on a commercial basis in April or May 2001.

Risk Factors (See also Interconnection Agreements with ILECs, Regulatory Climate and Competition above).


We have incurred substantial operating losses and our auditors have issued a "going concern" audit opinion.

Our consolidated financial statements as of December 31, 2000 have been prepared on the assumption that we will continue as a going concern. Our independent accountants have issued a report dated February 22, 2001 stating that our recurring losses and accumulated deficits, among other things, raise substantial doubt about our ability to continue as a going concern.

Our success will depend on the development of this new and rapidly evolving market and our ability to compete effectively in this market. To address these risks, we must, among other things:

     .  raise additional capital;
     .  attract and retain customers;
     . rapidly scale our operations and the systems that support those operations;
     .  effectively respond to competitive developments;
     . comply with governmental regulatory requirements; and . continue to attract, retain and motivate qualified personnel.

We may not be successful in addressing these and other risks, and our failure to address these risks would materially and adversely affect our Business.

The market in which we operate is highly competitive, and we may not be able to compete effectively, especially against established industry competitors with significantly greater financial resources

We will face competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. We expect the level of competition to intensify in the future. See Competition above. It is possible that present or future competitors may reduce prices for competitive services, perhaps significantly.

We believe that we compare unfavorably with many of our competitors with regard to, among other things, brand recognition, existing relationships with end users, available pricing discounts, CO access, capital availability and exclusive contracts. We may not be able to compete effectively in our target markets. The ILECs are larger, better capitalized, have stronger brand recognition, offer a wider range of products and services, own the copper lines and have many more existing relationships with potential end users than we do. Our failure to compete effectively would have a material and adverse effect on our Business.

We cannot predict our future success because our business model is unproven

We formed our Company in February 1997 and have a short operating history. We entered into our first ILEC interconnection agreement in July 1997 and began to offer commercial services in our first market in April 1998. We believe that the combination of our unproven business model and the highly competitive and fast changing market in which we compete makes it impossible to predict the extent to which our services will achieve market acceptance and our overall success. To be successful, we must develop and market network services that are widely accepted at profitable prices. To date we have not achieved, and we may never be able to achieve, significant market acceptance, favorable operating results or profitability or generate sufficient cash flow to repay our debt. In addition, certain of our ISP customers have unproven business models and their inability to succeed may negatively impact our results. In the past 12 months, several of our ISP customers significantly reduced operations, in some cases ceased operations and in other cases, filed for protection under the federal
bankruptcy law.   Any continued or ongoing failure for any reason of large
customers to roll out our services or failure to validate our business model would materially and adversely affect our Business.

Our network services may not achieve significant market acceptance because our prices are often higher than those charged for competing services

Our prices are in some cases higher than those that our competitors charge for some of their services. Prices for digital communication services have fallen historically, and we expect prices in the industry, and for the services we offer now and plan to offer in the future, to continue to fall. We may be required to reduce prices periodically to respond to competition and to generate increased sales volume. Our prices may not permit our network services to gain a desirable level of commercial acceptance, and we may be unable to sustain any current or future pricing levels. Furthermore, we expect that the mix of services our customers purchase will change from time to time and that a mix more heavily weighted toward lower priced services will reduce the average revenue we receive per customer. Due to these factors, we cannot accurately forecast our revenues or the rate at which we will add new customers.

We need significant additional funds, which we may not be able to obtain

The operations of our business will require significant additional capital. We intend to seek substantial additional financing in the future to fund the growth of our operations. We believe that our current capital resources will be sufficient to fund our aggregate capital expenditures and working capital requirements, including operating losses, into January of 2002. Our actual funding requirements may differ materially if our assumptions underlying this estimate turn out to be incorrect.

We may be unable to obtain future debt or equity financing on acceptable terms, or at all. Recently, the financial markets have experienced extreme price fluctuations. The ongoing market downturn and continuing general market uncertainty, as well as the recent decline in the DSL industry, are adversely affecting our ability to secure additional financing. The indentures that govern our 1998 senior discount notes, the 1999 senior notes and the 2000 senior notes (our Indentures) restrict our ability to obtain additional debt financing. Any future borrowing instruments, such as credit facilities and lease agreements, are likely to contain similar or more restrictive covenants and could require us to pledge assets as security for the borrowings. If we are unable to obtain additional capital (or vendor financing) or are required to obtain it on terms less satisfactory than what we desire, we will need to further limit our network services or take other actions that could adversely affect our Business. If we are unable to generate sufficient cash flow or obtain funds necessary to meet required payments of our debt, then we will be in default on our debt instruments. To date, our cash flow from operations has been insufficient to cover our expenses and capital needs.

The securities markets are currently not available to us. We need to raise additional financing. We may be required to restructure our balance sheet. It is unlikely that we could obtain additional financing without effecting such restructuring. There is no assurance that we would be able to successfully restructure our balance sheet on terms acceptable to us, or at all. If we are unable to restructure our balance sheet and obtain additional financing, we likely will be unable to fund our operating requirements and meet our debt and Preferred Stock obligations as they come due. The current general economic downturn is adversely affecting our industry and customers below.

We may need to reduce our debt and Preferred Stock to manageable levels to obtain additional financing in the future

We are highly leveraged and need to obtain additional debt and/or equity financing in the future. As of December 31, 2000, we had approximately $832.3 million of long-term debt and approximately $451.3 million of mandatorily redeemable Preferred Stock. We likely will not generate sufficient revenue to fund our operations or to repay our debt. Our substantial leverage poses the risks that:

     . we may be unable to pay dividends on our Preferred Stock or to repay our debt;
     .    we may be unable to obtain additional debt or equity funding; and
     . we must dedicate a substantial portion of our cash flow from operations to service our debt and Preferred Stock.

As a result of the economic downturn, and in the face of increasing competitive pressures, we may be unable to respond effectively to changing business and economic conditions.

For example, our Indentures prohibit or limit our ability to make dividend payments, incur additional debt, make certain investments in other businesses and engage in certain business activities. These restrictions may materially and adversely affect our ability to finance future operations or capital needs or conduct additional business activities. Any future debt or preferred stock that we may incur or issue will likely impose additional restrictions on us. If we fail to comply with any existing or future restrictions, we could default under the terms of our Indentures and be unable to meet our debt obligations. If we default, the holders of the applicable debt could demand that we repay the debt, including interest, immediately. In January 2001, one of our leasing companies, GATX Capital Corporation (GATX), notified us that an event of default had occurred under our lease program due to our failure to meet the operating cash flow covenant. We may be unable to make the required payments or raise sufficient funds from alternative sources to make the payments. Even if additional financing is available in the event that we default, it may not be on acceptable terms. We may need to restructure our existing debt and Preferred Stock to manageable levels to obtain additional financing in the future.

We expect our losses to continue

We have incurred losses and experienced negative operating cash flow for each month since our formation. As of December 31, 2000, we had an accumulated deficit of approximately $825.8 million. We will continue to incur significant expenditures and operating expenses in an effort to expand our subscriber base. We expect to have annual interest and amortization expense relating to our Indentures of approximately $83.4 million in 2001, $83.4 million in 2002 and $103.0 million in 2003. In addition, we may incur more debt in the future. Dividends of approximately $126.0 million will accrue on the Series E Preferred Stock through February 2005. No cash dividends are payable on the Series E Preferred Stock until 2005, and at our option such dividends may continue to accrue as liquidation preference. Dividends on the 6 3/4% Series

F Preferred Stock are cumulative from the date of issuance in an annual amount of approximately $20.3 million. As permitted by the terms of the Series F Preferred Stock, we stopped making cash dividend payments on our Series F Preferred Stock as of December 3, 2000, and are currently accruing those dividend obligations. As a result of these factors, we expect to incur substantial operating and net losses and negative operating cash flow for the foreseeable future. We will need to obtain additional financing to pay our expenses and to make payments on our debt. We cannot provide any assurance about whether or when we will have sufficient cash flows to satisfy our funding requirements or pay our debt service and Preferred Stock obligations.

The current general economic downturn is adversely affecting our industry and customers.

In the last 12 months, the U.S. economy has suffered a sharp decline. The telecommunications industry has been particularly hard hit by this downturn.
We, like many telecommunications companies, have seen our stock price fall dramatically, and our ability to raise additional funding in the public and private markets has been severely limited. Many of our customers have reduced their expenditures for telecommunications services, including our services, and in some cases delayed (or announced they are considering delaying) decisions to roll out our services or decisions to make initial evaluations of our services. Some of our customers, which are startup or emerging businesses themselves, have experienced a sharp decline in their businesses. Some have gone out of business or filed for protection under the federal bankruptcy laws, calling into question the likelihood of collection of the full amounts they owe us and the continued viability of the customer lines they have installed with us. Other national DSL providers have also experienced significant financial difficulties. One has filed for bankruptcy and the bankruptcy court has approved the sale of substantially all of its assets to AT&T Corp. or one of its subsidiaries. These developments with respect to our competitors have adversely affected us and the entire DSL industry. A continuation of this economic downturn, and the results thereof, could have a material and adverse effect on our Business.

Our operating results in one or more future periods are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors

Our annual and quarterly operating results are likely to fluctuate significantly in the future due to numerous factors, many of which are outside of our control. These factors include:

     .  the rate of customer acquisition and turnover;
     .  the success of our relationships with our customers;
     . the prices our customers are willing to pay which may decline due to competitive factors;
     .  introduction of new services or technologies by our competitors;
     . our ability to effectively develop and market additional network services;
     . our ability to scale our business to meet the demands of our customers; . our ability to control our corporate overhead while rapidly growing our business;
     . the amount and timing of expenditures to augment our services and infrastructure;
     .  regulatory developments, including interpretations of the 1996 Act;
     .  the success of our strategic investments/alliances;
     . the condition of the telecommunication and network service industries; . general economic conditions;
     . the fact that several of our customers are young, emerging companies that are not fully funded and have ongoing funding obligations of their own that may affect the amount of services they purchase from us, the timing of their payments to us and their ongoing viability as operating entities;
     .  the ability of our equipment and service suppliers to meet our needs;
        and
     .  technical difficulties of network downtime.

Because of these factors, our operating results in one or more future periods could fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our Common Stock would likely decline.

Because our market is new and evolving, we cannot predict its future growth or ultimate size, and we may be unable to compete effectively

The market for broadband local access DSL communication services using copper telephone lines is in the early stages of development. Since this market is new and evolving and because our current and future competitors are likely to offer or introduce competing services, we cannot accurately predict the rate at which this market will grow, if at all, or whether new or increased competition will result in market saturation. If the markets for our services fail to develop, grow more slowly than anticipated or become saturated with competitors, these events could materially and adversely affect our business, operating results and financial condition (collectively, our Business).

We depend on third parties for the marketing and sales of our services

We rely significantly on indirect sales channels for the marketing and sales of our services. We will seek to continue to establish and maintain relationships with numerous telecommunications carriers and ISPs to gain access to end users. Our agreements to date with these customers are non-exclusive, generally short term and can be cancelled by the customer without significant financial consequence. We cannot control how these customers perform and cannot be certain that their performance will be satisfactory to us or the end user. Several of these customers are young, emerging companies that are not fully funded and have ongoing funding obligations of their own that may affect the amount of services they purchase from us, the timing of their payments to us, their ability to pay us for services rendered and their own ongoing viability as operating entities. Many of these companies have similar arrangements with our competitors and may also compete directly with us. If the number of customers we obtain through indirect sales channels is significantly lower than our forecast for any reason, or if these customers are unsuccessful in competing in their own intensely competitive markets, these events would have a material and adverse effect on our Business.

We depend on third parties for equipment, installation and provision of field service

We purchase our equipment from many vendors and outsource the majority of our network field service and non-line-shared installations to third parties. Our reliance on third party vendors involves a number of risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs, and, in the case of certain vendors, reduced availability of vendor financing. If any of our suppliers reduces or interrupts its supply, or if any significant installer or field service provider interrupts its service to us, this reduction or interruption could disrupt our Business.

We may be unable to effectively expand our network services and provide high performance to a substantial number of end users

Due to the limited deployment of our network services, we cannot guarantee that our network will be able to connect and manage a substantial number of end users at high transmission speeds. We may be unable to scale our network to service a substantial number of end users while achieving high performance. Further, our network may be unable to achieve and maintain competitive digital transmission speeds. While digital transmission speeds of 8.0 Mbps are possible on certain portions of the network, that speed is not available over a majority of our network. Actual transmission speeds on our network will depend on a variety of factors and many of these factors are beyond our control, including the type of DSL technology deployed, the distance an end user is located from a CO, the quality of the copper telephone lines, the presence of interfering transmissions on nearby telephone lines and other factors. As a result, we may not be able to achieve and maintain digital transmission speeds that are attractive in the market.

We depend on ILECs for collocation and transmission facilities

We must use copper telephone lines controlled by the ILECs to provide DSL connections to customers. We also depend on the ILECs for collocation and for a substantial portion of the transmission facilities we use to connect our equipment in ILEC COs to our MSCs. In addition, we depend on the ILECs to test and maintain the quality of the copper telephone lines that we use. In many cases, we may be unable to obtain access to collocation space or transmission facilities from the ILECs, or to gain access at acceptable rates, terms and conditions, including timeliness. We have experienced, and expect to experience in the future, delays between our request for and the actual provision of the collocation space and copper telephone lines. An inability to obtain or maintain adequate and timely access to collocation space or transmission facilities on acceptable terms and conditions from the ILECs could have a material adverse effect on our Business.

Because we compete with ILECs in our markets, they may be reluctant to cooperate with us. If this occurs, we may not have alternate means of connecting our DSL equipment with the copper telephone lines or connecting our equipment in COs to MSCs. Delays in obtaining copper telephone lines could result in delays in, and increased expenses associated with the delivery of our services, which in turn could have a material adverse effect on our Business.

We are unable to control the terms and conditions under which we gain access to ILEC collocation and transmission facilities

We cannot control the terms under which we collocate our equipment, connect to copper telephone lines or gain the use of an ILECs' transmission facilities. State tariffs, state PUCs, the FCC and interconnection agreements with the ILECs determine the price, terms and conditions under which collocation space is made available, and they make these administrative determinations in ongoing hearings. Interconnection agreements and state PUCs, as well as the FCC also determine the terms and conditions of access to copper telephone lines and other components of an ILEC's network. See Interconnection Agreements with ILECs above.

We may be unable to extend our existing interconnection agreements or negotiate or enter into new interconnection agreements on acceptable terms or at all. In addition, we cannot be sure that the ILECs will abide by their obligations under those agreements. Delays in renewing interconnection agreements could adversely affect service in certain markets. In addition, disputes may arise between us and the ILECs with respect to interconnection agreements, and we may be unable to resolve disputes in our favor. If we are unable to renew interconnection agreements or unable to do so on favorable terms, this inability or delay could adversely affect our Business.

The FCC and state regulatory commissions establish the rates for DSL-capable copper telephone lines as well as other rates, terms and conditions of our dealings with the ILECs in ongoing public hearings. Participation in these hearings will involve significant management time and expense. The ILECs may from time to time propose new rates, and the outcomes of hearings and rulings could have a material and adverse effect on our Business.

We depend on third parties for fiber optic transport facilities

We depend on the availability of fiber optic transmission facilities from third parties to connect our equipment within and between metropolitan areas. These third party fiber optic carriers include long distance carriers, ILECs and other CLECs. Many of these entities are, or may become, our competitors. This approach includes a number of risks. For instance, we may be unable to negotiate and renew favorable supply agreements. Further, we depend on the timeliness of these companies to process our orders for customers who seek to use our services. We have in the past experienced supply problems with certain of our fiber optic suppliers, and they may not be able to meet our needs on a timely basis in the future. Moreover, the fiber optic transport providers whose networks we lease may be unable to obtain or maintain permits and rights-of-way necessary to develop and operate existing and future networks.

A system failure or breach of network security could cause delays or interruptions of service to our customers

Our operations depend on our ability to avoid damages from fires, earthquakes, floods, power losses, excessive sustained or peak user demand, telecommunications failures, network software flaws, transmission cable cuts and similar events. A natural disaster or other unanticipated problem at our owned or leased facilities could interrupt our services. Additionally, if an ILEC, CLEC or other service provider fails to provide the communications capacity we require, as a result of a natural disaster, operational disruption or any other reason, then this failure could interrupt our services.

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

Our services are subject to government regulation, and changes in current or future laws or regulations could restrict the way we operate our Business

A significant portion of the services that we offer through our subsidiaries may be subject to regulation at the federal, state and local levels. Future federal or state regulations and legislation may be less favorable to us than current regulation and legislation and therefore have an adverse impact on our Business. In addition, we may expend significant financial and managerial resources to participate in rule-setting or legislative proceedings at either the federal or state level, without achieving a favorable result. In particular, we believe that ILECs have and will continue to work aggressively to modify or restrict the operation of many provisions of the 1996 Act. We expect ILECs will pursue litigation in courts, institute administrative proceedings with the FCC and other regulatory agencies and lobby the U.S. Congress, all in an effort to affect laws and regulations in a manner favorable to the ILECs and against the interest of CLECs, such as us. If the ILECs succeed in any of their efforts, if these laws and regulations change or if the administrative implementation of laws develops in an adverse manner, these events could have a material and adverse effect on our Business.

Any failure to manage growth could adversely affect us

We have rapidly and significantly expanded our operations. We anticipate further development of our operations and the systems supporting those operations in an effort to achieve business objectives. If our marketing strategy is successful, we may experience difficulties responding to customer demand for services and technical support in a timely manner and in accordance with their expectations. As a result, rapid growth of our business would make it difficult to implement successfully our strategy to provide superior customer service. To manage any growth of our operations, we must:

     . improve existing and implement new operational, financial and management information controls, operational support systems, reporting systems and procedures;
     . improve existing and implement new customer relations, billings and collections practices, procedures and systems;
     .  expand and upgrade our core technologies; and

     . effectively manage multiple relationships with our customers, suppliers and other third parties.

We may not be able to install operational support systems or management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. Failure to manage our future growth effectively could adversely affect the expansion of our customer base and service offerings. Any failure to successfully address these issues could materially and adversely affect our Business.

Our need for additional funding may restrict our future growth.. For example, while in January 2001, we announced that, although we intended to maintain a physical presence in 60 markets, we planned to focus on, and provide services in, only our top 40 markets, and we continue to review the number of markets we are in, the number of COs we operate, the size of our work force and our other SG&A costs with a view to conserving cash and enhancing our ability to achieve future profitability.

The telecommunications industry is undergoing rapid technological change, and new technologies may be superior to the technology we use

The telecommunications industry is subject to rapid and significant technological changes, such as continuing developments in DSL technology and alternative technologies for providing high-speed data communications. We cannot predict the effect of technological changes on our business. We will rely in part on third parties, including certain of our competitors and potential competitors, for the development of and access to communications and networking technology. New products and technologies that develop in our market may be superior to and/or render obsolete the products and technologies that we currently use. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes and evolving industry standards. We may be unable to obtain access to new technology on acceptable terms or at all, and we may be unable to adapt to new technologies and offer services in a competitive manner. Our joint development projects and our strategic arrangements may not produce useful technologies or services for us. Further, new technologies and products may not be compatible with our technologies and business plan. In addition, many of the products and technologies that we intend to use in our network services are relatively new and unproven and may be unreliable. See also Competition: ILECs above

Our success depends on our retention of certain key personnel and on the performance of those personnel

Our success depends on the performance of our officers and key employees. Members of our senior management team have worked together for only a short period of time. We do not have "key person" life insurance policies on any of our employees nor do we have employment agreements for fixed terms with any of our employees. Any of our employees, including any member of our senior management team, may terminate his or her employment with us at any time. Our future success also depends on our continuing ability to identify, hire, train and retain highly qualified technical, sales, marketing and customer service personnel. Moreover, the industry in which we compete has a high level of employee mobility and aggressive recruiting of skilled personnel. We may be unable to continue to employ our key personnel or to attract and retain qualified personnel in the future. We have entered into retention arrangements with most, but not all, of our senior managers and other key personnel. There can be no assurance that these programs will be successful in retaining such senior managers and/or key employees.

Uncertain federal and state tax and other surcharges on our services may increase our payment obligations

Telecommunications providers pay a variety of surcharges and fees on their gross revenues from interstate and intrastate services. The division of our services between interstate and intrastate services is a matter of interpretation, and in the future the FCC or relevant state commission authorities may contest this division.

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

Our intellectual property protection may be inadequate to protect our proprietary rights, and we may be subject to infringement claims

We rely on a combination of licenses, confidentiality agreements and other contracts to establish and protect our technology and other intellectual property rights. We have applied for trademarks and service marks on certain terms and symbols that we believe are important for our business. We currently have no patents or patent applications pending. The steps we have taken may be inadequate to protect our technology or other intellectual property. Moreover, our competitors may independently develop technologies that are substantially equivalent or superior to ours. Third parties may assert infringement claims against us and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use technology we rely upon to conduct our business. We also rely on unpatented trade secrets and know-how to maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with employees, consultants and others. However, these agreements may be breached or terminated, and we may not have adequate remedies for any breach. In addition, our competitors may otherwise learn or discover our trade secrets. Our management personnel were previously employees of other telecommunications companies. In many cases, these individuals are conducting activities for us in areas similar to those in which they were involved prior to joining us. As a result, our employees or we could be subject to allegations of violation of trade secrets and other similar claims.


We may be delisted from the Nasdaq National Market

Nasdaq has notified us that we are not in compliance with the continued listing requirements pursuant to the Nasdaq Market Place Rules, and that it intends to send us a formal notice informing of its intent to delist our Common Stock from the Nasdaq National Market. We have yet received this formal notice and have yet to determine how we will respond to such notice.

If our Common Stock is delisted, it will be more difficult to buy or sell our Common Stock or to obtain timely and accurate quotations to buy or sell our Common Stock. In addition, the delisting could result in a decline in the trading market for our Common Stock that could depress our stock price.

We expect our stock price to be volatile

The trading price of our Common Stock has been and is likely to continue to be highly volatile. Our stock price could fluctuate widely in response to many factors, including the following:

     .  our historical and anticipated quarterly and annual operating results;
     . announcements of new products or services by us or our competitors or new competing technologies;
     .  the addition or loss of business or service provider customers;
     . variations between our actual results and analyst and investor expectations;
     . investor perceptions of the DSL industry, us and comparable public companies;
     . conditions or trends in the telecommunications industry, including regulatory developments;
     . announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     .  additions or departures of key personnel;
     . future equity or debt offerings or our announcements of such offerings; . the financial failures or downturns of certain of our customers;
     . our ability to raise additional capital and restructure our debt and Preferred Stock on a timely basis; and
     .  general market and economic conditions.

In addition, in recent years and, in particular, during the past 12 months, the stock market in general, and the Nasdaq National Market and the market for Internet and technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

Director and Officer insurance (D&O Insurance) renewal

Our Director and Officer Insurance expires on April 7, 2001. We are currently in renewal discussions with our D&O Insurance providers. While we believe that we will be able to obtain a renewal of our D&O Insurance, there can be no assurance that we will be able to do so on terms acceptable to our Board, or at all. If we are unable to obtain D&O Insurance at a level acceptable to our Board, there is a risk that one or more of our officers or directors may resign.

Qwest Communications Corporation "take-or-pay" contract

We are currently in negotiations with Qwest Communications Corporation ("Qwest") regarding their obligation to make certain payments to us under our agreement with Qwest. If the negotiations prove unsuccessful, we may incur litigation and other expenses in pursuing present and future payments from Qwest.

Anti-takeover provisions could negatively impact our stockholders

Our Board has adopted a stockholder rights plan. Our stockholder rights plan would cause substantial dilution to any person or group that attempts to acquire us on terms not approved in advance by our Board. In addition, some of the provisions that may be included in our certificate of incorporation and bylaws may discourage, delay or prevent a merger or acquisition at a premium price. These provisions include:

     .  authorizing the issuance of "blank check" preferred stock;
     .  providing for a classified Board with staggered, three-year terms;
     . eliminating the ability of stockholders to call a special meeting of stockholders;
     . limiting the removal of directors by the stockholders to removal for cause; and
     . requiring a super-majority stockholder vote to effect certain amendments.

In addition, certain provisions of the Delaware General Corporation Law and our stockholder rights plan may deter someone from acquiring or merging with us, including a transaction that results in stockholders receiving a premium over the market price for the shares of Common Stock held by them. Section 203 of the Delaware General Corporation Law also imposes certain restrictions on mergers and other business combinations between any holder and us of more than 15% and less than 85% of our Common Stock.

Our Indentures require us to offer to repurchase all of the notes listed thereunder for 101% of their principal amount or accreted value, as the case may be, plus any accrued interest and liquidated damages, within 30 days after a change of control. We might not have sufficient funds available at the time of any change of control to make any required payment, as well as any payment that may be required pursuant to any other outstanding indebtedness at the time, including our indebtedness to equipment financing lenders, or outstanding Preferred Stock. These covenants may also deter third parties from entering into a change of control transaction with us.

Sales of substantial amounts of Common Stock in the public market or the appearance that a large number of shares are available for sale could adversely affect the market price for the Common Stock. In addition to the adverse effect a price decline could have on holders of Common Stock, that decline would likely impede our ability to raise capital through the issuance of additional shares of Common Stock or other equity securities.

If forecasted sales for services sold directly to our business customers for a particular period are not realized in that period due to the lengthy sales cycle of our services, our operating results will be harmed

The sales cycle of our network services can be very lengthy, particularly for large businesses. Our sales cycle for large businesses typically lasts at least six months. During this lengthy sales cycle, we will incur significant expenses in advance of the receipt of revenues. If sales that we forecast for a particular period do not occur because of our lengthy sales cycle, this event could materially and adversely affect our business, prospects, operating results and financial condition.

Consolidation within the telecommunications industry could reduce our market share and harm our financial performance

Consolidation of some of the major telecommunication service providers and strategic alliances among other service providers have occurred since the passage of the 1996 Act. Further consolidations and alliances among our competitors and/or our customers could lead to fewer large volume sales, reduced operating margins, increased "one stop shopping" among consumers, loss of market share, increased competition and increased difficulties penetrating new markets.

Our international alliances and investments expose us to international and market risks

Our current investments in Japan and Canada (and any other future international investments) could expose us to risks inherent in international operations, such as:

     .  general economic, social and political conditions;
     .  ownership of a non-controlling, minority position in a foreign entity;
     . reliance on the management and business acumen of our foreign partners; . difficulties in obtaining foreign licenses or interconnection agreements on acceptable terms or at all; and
     .  change in U.S.  laws that could affect our foreign investments.

Both of these companies are young, emerging companies that are not fully funded and have ongoing funding obligations of their own that may affect the value of our investment in them, the services they provide as required by their business plans and agreements with us and their ongoing viability as operating entities.

Risks associated with investments in certain strategic relationships

During 2000, we invested in, and entered into certain strategic relationships with several new start-up companies. For more information, please see Part I,
Item 1 - International and 2000 Strategic

Investments and Developments Since December 31, 2001 above. Many of the companies we have invested in, or entered into strategic partnerships with, are young, emerging companies that are not fully funded and have ongoing funding obligations of their own that may affect the value of our investments in them, the services they provide as required by the strategic agreements and their ongoing viability as operating entities.

Our domestic alliances and strategic investments with U.S. partners expose us to minority investor risks, such as:

     . ownership of a non-controlling, minority position in a domestic entity; . reliance on the management and business acumen of other partners, who, individually or in the aggregate, may control the operations of the entity;
     . reliance on the financial strength of our partners and the investment entity; and
     . the ability of such entities to successfully implement, carry out, finance and execute their own business plans.

Item 2 -- Properties

Our headquarters are located in facilities consisting of approximately 153,000 square feet in Englewood, Colorado, which we occupy under a lease that expires in September 2008. This lease may be extended. We also lease space for network equipment installations and business offices in a number of other locations. In April 2000, we acquired land adjacent to our corporate headquarters with the intent of consolidating various Denver-based operations currently being leased
into this facility.   We began construction mid-year and through December 31,
2000, had incurred $3.2 million of costs for the land and facility construction. We believe the new facility will cost approximately $18.0 million and have 87,000 square feet. It is our intent to sell and then lease-back this facility, but there can be no assurance we will be successful in this effort.

Item 3 -- Legal Proceedings

Lafleur Litigation - On February 18, 1999, we filed a complaint for declaratory relief in San Diego County Superior Court, North County against Thomas R. Lafleur, seeking a determination as to the ownership of 438,115 shares of our stock option shares previously granted to him. The trial in this matter began on May 5, 2000. On June 2, 2000, the court entered a Stipulated Statement of Decision holding that Thomas R. Lafleur became fully vested in ownership of the 438,115 shares of Common Stock in question on June 5, 1998. On June 3, 2000, we entered into an Agreement of Settlement and Compromise, pursuant to which the Lafleurs agreed to release and dismiss, with prejudice, all of their claims against us and we agreed to deliver 438,115 shares of treasury stock and to make a cash payment of $8.8 million to the Lafleurs. In addition, we incurred legal fees relating to this litigation totaling $3.1 million. We have filed claims with our insurance carriers seeking reimbursement for litigation and legal fees relating to this case. As of December 31, 2000, we had received $15.0 million, subject to a reservation of right by the insurers. Furthermore, on November 14, 2000, Reliance Insurance Company (Reliance) filed a legal action in the Superior Court of California, County of San Diego seeking declaratory relief and restitution for the $5.0 million of insurance payments made by Reliance in connection with the Lafleur litigation. On January 5, 2001, Rhythms filed a general denial of the Reliance claims and a cross complaint against Reliance, Agricultural Excess and Surplus Insurance Company (AESIC), and Executive Risk Specialty Insurance Company (Executive Risk) for declaratory relief. We intend to vigorously defend our claim to reimbursement of the settlement and defense costs associated with the Lafleur litigation.

i2 Litigation - i2 Technologies, Inc. (i2) filed an action in the U.S. District Court in the Northern District of Texas on January 7, 2000, challenging our use of the name "Rhythms" on various grounds and alleging that our use of that name infringes certain trademarks owned by i2 Technologies. We denied that it infringes any legitimate trademark rights of i2 Technologies, in part on the grounds that we have priority in the Rhythms name with respect to the goods and services provided by us and that our use of those marks is not likely to cause confusion among the consumers of our services, and the services provided by i2 Technologies, respectively. On February 12, 2001, Rhythms and i2 agreed to dismiss their claims with prejudice, except for Rhythm's claim for cancellation of certain i2 marks, which claim was dismissed without prejudice.

Guild Litigation - Guild Colorado, LLC (Guild) filed an action in the Texas State Court for Dallas County alleging that we breached a construction contract. We intend to vigorously defend these claims and file counterclaims as appropriate.

Lacy Litigation - On January 22, 2001, John Lacy, a former Rhythms' employee, filed an action in the U.S. District Court for the District of Colorado alleging breach of contract and demanding relief in the amount of $1.3 million. We intend to vigorously defend against this claim.

In addition, we are subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Act, the interpretation of CLEC interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies. We therefore may participate in proceedings before these regulatory agencies or judicial bodies that affect, and allow us to advance, our business plans.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.


                                    PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters

Nasdaq National Market Trading price of our Common Stock

Our Common Stock currently is traded on the Nasdaq National Market under the
symbol "RTHM."   See Part I, Item 1 - Developments Since December 31, 2000 above for information concerning the notice we received from Nasdaq informing us that we no longer satisfy all of the requirements for continued listing of our Common Stock on the Nasdaq National Market and the steps we are taking in response to that notice.

As of March 1, 2001, there were approximately 301 shareholders of record of our Common Stock. Our Common Stock began trading on the Nasdaq National Market on April 7, 1999, the date of our initial public offering (IPO). Prior to April 7, 1999, there was no public market for our Common Stock. The following table sets forth, for the period indicated, the high and low closing daily bid prices for our Common Stock as quoted by the Nasdaq National Market.

                                                                  High     Low
Fourth Quarter 2000                                              $ 6.44   $ 0.69
Third Quarter 2000                                               $17.38   $ 6.50
Second Quarter 2000                                              $33.00   $12.44
First Quarter 2000                                               $48.88   $26.69

Fourth Quarter 1999                                              $45.50   $26.69
Third Quarter 1999                                               $68.94   $30.00
Second Quarter 1999 (from April 1, 1999, through June 30, 1999)  $93.13   $45.25

Dividend policy

We have not paid dividends on our Common Stock and currently intend to continue this policy to retain earnings for use in our business. In addition, the terms of our Indentures contain restrictions on our ability to pay dividends or other distributions.

Sales of unregistered/registered securities

Since our incorporation in February 1997, we have issued and sold unregistered securities as follows (adjusted for subsequent stock splits):

(1) An aggregate of 2,161,764 shares of Common Stock was issued in private placements in February through June 1997 to Enterprise Partners in connection with our initial funding. The consideration received for such shares was $901.

(2) An aggregate of (a) 12,280,000 shares of Series A Preferred Stock (which were converted into 29,472,000 shares of Common Stock) was issued in a private placement in July 1997 and (b) 210,000 shares of Series A Preferred Stock (which were converted into 504,000 shares of Common Stock) was issued in a private placement upon the closing of the IPO to Brentwood Venture Capital, Enterprise Partners, Kleiner Perkins Caufield & Byers, the Sprout Group and certain other purchasers pursuant to a Series A Preferred Stock Purchase Agreement. The consideration received for such shares was approximately $12.5 million.

(3) An aggregate of 365,094 shares of Series A Preferred Stock (which were converted into 876,226 shares of Common Stock) was issued in a private placement in February 1998 to Catherine Hapka in connection with the Series A Preferred Stock Purchase Agreement, the Subsequent Closing Purchase Agreement and an employment agreement between us and Ms. Hapka. The consideration received for such shares was $292,075.

(4) An aggregate of 4,044,943 shares of Series B Preferred Stock (which were converted into 9,707,863 shares of Common Stock) was issued in a private placement in March 1998 to Brentwood Venture Capital, Enterprise Partners, Kleiner Perkins Caufield & Byers, the Sprout Group and Enron Communications Group, Inc. The consideration received for such shares was approximately $18 million.

(5) In May 1998, we issued 290,000 units consisting of 13 1/2% senior discount notes due 2008 and warrants to purchase an aggregate of 4,732,800 shares of Common Stock with exercise prices of $0.004 per share to Merrill Lynch & Co. and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchasers, for resale to qualified institutional buyers. Merrill Lynch & Co. and Donaldson, Lufkin & Jenrette Securities Corporation received commissions of approximately $5.3 million for acting as initial purchasers in connection with this transaction. Effective November 20, 1998, we completed an exchange offer of the 13 1/2% senior discount notes that allowed for registration of such notes under the Securities Act. Of the original issue notes, $289.0 million were tendered for exchange. The registered notes have substantially the same terms and conditions as the unregistered notes, except that the registered notes are not subject to the restrictions on resale or transfer that applied to the unregistered notes.

(6) In May 1998, we issued to Sun Financial Group, Inc., now GATX, a warrant to purchase 574,380 shares of Common Stock with an exercise price of $1.85 per share in connection with an equipment lease financing.

(7) In March 1999, we issued to WorldCom Venures (f/k/a MCI WorldCom Venture Fund, Inc.) and to Microsoft Corporation 3,731,410 and 3,731,409 shares of Series C Preferred Stock, respectively, and issued to each of them a warrant to purchase 720,000 shares of Common Stock with an exercise price of $6.70 per share for an aggregate purchase price of $60.0 million.

(8) In April 1999, we issued to Qwest 932,836 shares and 441,176 shares of Series C and Series D Preferred Stock, respectively, and warrants to purchase 180,000 shares of Common Stock with an exercise price of $6.70 per share for an aggregate purchase price of $15.0 million.

(9) Effective April 12, 1999, we completed an IPO of our Common Stock. A total of 10,781,250 shares of Common Stock were issued at $21.00 per share for aggregate proceeds of approximately $210.1 million after payment of underwriting fees and related issue costs. Upon completion of the offering, all classes of outstanding Preferred Stock automatically converted to Common Stock, resulting in an additional 51,076,051 shares of Common Stock being issued, leaving no shares of Preferred Stock issued and outstanding at that time.

(10) In April 1999, we issued $325.0 million aggregate principal amount of 12 3/4% senior notes due 2009 for net proceeds of approximately $314.5 million, before $113.2 million that was escrowed to pay the first six scheduled interest payments. The notes are redeemable at our option, in whole or in part, at any time after April 15, 2004, at predetermined redemption prices, together with any accrued and unpaid interest through the date of redemption. Upon a change of control, each holder of the senior notes may require us to purchase the notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase. The 1999 senior notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, sale of stock of subsidiaries, entering new lines of business, dividends, mergers and transfer of assets. Effective September 17, 1999, we completed an exchange offer of the 12 3/4% senior notes that allowed for registration of such notes under the Securities Act. Of the original issue notes, $325.0 million were tendered for exchange. The registered notes have substantially the same terms and conditions as the unregistered notes, except that the registered notes are not subject to the restrictions on resale or transfer that applied to the unregistered notes.

(11) Effective August 17, 1999, we completed a secondary public offering of our Common Stock in a transaction that allowed certain holders of warrants issued in connection with the 13 1/2% senior discount notes to exercise those warrants and sell the resulting Common Stock at $29.00 per share. In connection with the secondary offering, the underwriters of the offering were allowed to purchase 594,279 shares of Common Stock from us for $29.00 per share. The sale of these shares was completed on September 14, 1999, for aggregate proceeds of $16.4 million, net of underwriting discount.

(12) In February 2000, we issued $300.0 million aggregate principal amount of 14% senior notes due 2010 for net proceeds of approximately $291.3 million. The notes are redeemable at our option, in whole or in part, at any time after February 15, 2005, at predetermined redemption prices, together with any accrued and unpaid interest through the date of redemption. Upon a change of control, each holder of the senior notes may require us to purchase the notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase. The 2000 senior notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, sale of stock of subsidiaries, entering new lines of business, dividends, mergers and transfer of assets. Effective May 23, 2000, we completed an exchange offer of the 14% senior notes that allowed for registration of such notes under the Securities Act. Of the original issue notes, $300.0 million were tendered for exchange. The registered notes have substantially the same terms and conditions as the unregistered notes, except that the registered notes are not subject to the restrictions on resale or transfer that applied to the unregistered notes.

(13) In February and March 2000, we issued 3,000,000 shares of 6 3/4% Series F Cumulative Convertible Preferred Stock in a private placement. Net proceeds were approximately $291.0 million. Each share of Series F Preferred Stock is convertible into 2.35 shares of Common Stock at any time at a conversion price of $42.56 per share, subject to adjustment. Holders of Series F Preferred Stock are entitled to dividends on a cumulative basis at an annual rate of 6 3/4%, payable quarterly in cash. The Preferred Stock is redeemable at our option, in whole or in part, at any time after March 6, 2003, at predetermined redemption prices, together with any accrued and unpaid dividends through the date of redemption. Upon a change of control, each holder of the preferred shares may require us to purchase any or all of the shares at 100% of the liquidation preference, plus any accrued and unpaid dividends to the date of purchase. The Series F Preferred Stock is subject to mandatory redemption on March 3, 2012.
On August 25, 2000, we filed a Form S-3 (Registration Statement No. 333-38334) registering the 3,000,000 shares of the Series F Cumulative Convertible Preferred Stock, and the underlying Common Stock issuable upon conversion of the Series F Cumulative Convertible Preferred Stock.

(14) In March 2000, we sold $250.0 million of 8 1/4% Series E Convertible Preferred Stock to Hicks, Muse, Tate & Furst Incorporated (HMTF) for net proceeds of approximately $235.7 million. Each share of Series E Preferred Stock is convertible into shares of Common Stock at any time at a conversion price of $37.50 per share, subject to adjustment. In addition, we issued HMTF warrants to purchase 1,875,000 shares of Common Stock at an exercise price of $45.00 per share, exercisable for three years from the date of issuance; 1,875,000 shares of Common Stock at an exercise price of $50.00 per share, exercisable for five years from the date of issuance; and 1,875,000 shares of Common Stock at an exercise price of $55.00 per share, exercisable for seven years from the date of issuance.

(15) From December 31, 1997, through December 31, 2000, we granted stock options to purchase an aggregate of 19,831,585 shares of Common Stock to employees and consultants with aggregate exercise prices ranging from $.21 to $56.94 per share pursuant to our stock option plan. As of December 31, 2000, 8,938,019 shares of Common Stock have been issued upon exercise of options. We filed a Form S-8, as amended (Registration Statement 333-72995), registering the issuance of shares of Common Stock under our stock option plans.

(16) From December 31, 1997, through December 31, 2000, we granted stock awards in an aggregate of 3,172,245 shares of Common Stock to employees and consultants at no cost per share pursuant to our stock award plan. As of December 31, 2000, 677,527 shares of Common Stock have been issued under the stock award plan. We filed a Form S-8, as amended (Registration Statement 333-72995), registering the issuance of shares of Common Stock under our stock option plans, and filed two Form S-8s (Registration Statements 333-38986 and 333-41874) registering 3,000,000 shares of Common Stock for issuance under our 2000 Stock Award Plan.

No underwriters were used in connection with these sales and issuances except for the issuance of the senior discount notes and related warrants in (5) above; issuances of Common Stock in our public and secondary offerings in (9) and (11) above, issuance of senior notes in (10) and (12) above and issuances of Preferred Stock in (13) above. The sales and issuances of these securities, except for those in (5), (9), (10), (11), (12) and (13) above, were exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder on the basis that these securities were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contracts relating to consideration, as provided by Rule 701, or pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering. The sales and issuance in (5), (12), (13) and (14) above were exempt from registration under the Securities Act pursuant to Section 4(2) and, in connection with the resale by the initial purchasers of the securities described above, Rule 144A thereunder.

Use of Proceeds

We continue to use the remaining net proceeds from our IPO and other securities offerings as follows:

     . to fund the expenditures incurred in the continuing deployment of network services in our existing markets;
     . for expenses associated with the continued development of our sales and marketing activities;
     .  to fund the addition of subscribers or end users;
     .  to fund operating losses;
     . to pay interest on our debt obligations; and . for general corporate purposes.

We have also invested them in short-term, investment grade securities to the extent permitted by the covenants in our Indentures and the applicable debt and statistical asset tests imposed by the Investment Company Act of 1940.

The actual amounts we spend have varied and will vary significantly depending upon a number of factors, including future revenue growth, if any, capital expenditures, the amount of cash generated by our operations and other factors, many of which are beyond our control. Additionally, we may modify the number, selection and timing of our entry and/or expansion with respect to any or all of our targeted markets. Accordingly, our management has and will retain broad discretion in the expenditure of available funds.

Item 6 - Selected Financial Data

  The following table sets forth the Selected Consolidated Financial Data for the Company. Such data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto incorporated into this report in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except per share amounts)
-------------------------------------------------------------------------------------------------------------------
                                                              Period From
                                                           February 27, 1997,
                                                              (Inception)                     Year Ended
                                                                Through                      December 31,
                                                              December 31,    ----------------------------------------
                                                                 1997             1998          1999           2000
----------------------------------------------------------------------------------------------------------------------
Statement of Operations:
Revenue                                                    $         -        $     528      $  11,089      $   46,138
Operating expenses:
    Network and service costs                                        -            4,695         68,161         210,274
    Selling, marketing, general and administrative                 2,534         23,153        114,689         279,978
    Depreciation and amortization                                      1          1,081         12,639          49,968
    Amortization of deferred business acquisition costs              -              -            4,765          10,280
----------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                     2,535         28,929        200,254         550,500
----------------------------------------------------------------------------------------------------------------------
Loss from operations                                              (2,535)       (28,401)      (189,165)       (504,362)
Interest and other income (expense)                                  113         (7,933)       (29,715)        (63,802)
----------------------------------------------------------------------------------------------------------------------
Net loss                                                   $      (2,422)     $ (36,334)     $(218,880)     $ (568,164)
======================================================================================================================
Net loss available to common shareholders                  $      (2,422)     $ (36,334)     $(218,880)     $ (606,917)
======================================================================================================================
Net loss per share (basic and diluted)                     $       (1.12)     $  (12.18)     $   (4.15)     $    (7.99)
======================================================================================================================

Balance Sheet:
Cash, cash equivalents, and short-term investments         $      10,166      $ 136,812      $ 340,255      $  504,494
Restricted cash                                            $         -        $     -        $  96,233      $   64,403
Total assets                                               $      12,241      $ 171,726      $ 685,424      $1,056,261
Total debt                                                 $         568      $ 158,270      $ 506,140      $  832,278
Mandatorily redeemable common stock warrants               $         -        $   6,567      $      42      $       42
Mandatorily redeemable preferred stock                     $         -        $     -        $     -        $  449,782
Total stockholders' equity (deficit)                       $      10,346      $  (6,747)     $ 116,287      $ (366,003)

Other Financial Data:
EBITDA  (1)                                                $      (2,342)     $ (26,562)     $(167,870)     $ (432,471)
Adjusted EBITDA  (2)                                       $      (2,342)     $ (24,970)     $(146,250)     $ (368,579)
Net cash used for operating activities                     $      (1,560)     $ (19,024)     $(153,774)     $ (453,519)
Net cash used for investing activities                     $      (1,345)     $(139,032)     $(471,401)     $ (396,659)
Net cash provided by financing activities                  $      13,071      $ 169,205      $ 652,107      $ (813,375)

(1) EBITDA consists of the net loss excluding net interest, depreciation and amortization of capital assets, deferred business acquisition costs, deferred compensation expense, litigation settlement and equity losses of affiliates. EBITDA is presented to enhance an understanding of our operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the period indicated and may be calculated differently than EBITDA for other companies.

(2) Adjusted EBITDA reflects EBITDA excluding total operating lease expenses to GATX and Cisco Systems Capital Corporation (Cisco). No amounts were incurred to GATX and Cisco for operating leases in 1997. Total operating expenses for the year ended December 31, 1998, include $1.6 million of operating lease expense to GATX. Total operating expenses for the years ended December 31, 1999, and December 31, 2000, include $21.6 million and $63.9 million of operating lease expense to GATX and Cisco.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a leading service provider of broadband local access communication services to businesses and consumers. As of December 31, 2000, we offered our services in 60 markets in the U.S. representing 97 of the MSAs. We have approximately 1,850 built or operational COs. In January 2001, we announced that, although we intended to maintain a physical presence in all 60 markets and 1,850 COs, we planned to focus on, and provide services in, only our top 40 markets, representing approximately 1,400 COs. We continue to review the number of markets we are in, the number of COs we operate, the size of our work force and our other SG&A costs with a view to conserving cash and enhancing our ability to achieve future profitability.

As of December 31, 2000, we had approximately 67,000 DSL lines in service.

Since our inception in February 1997, our primary activities have consisted of:

     .  obtaining required governmental authorizations;
     .  negotiating and executing interconnection agreements with ILECs;
     . identifying collocation space and locations for our connection points, Metro Service Centers and business offices;
     .  acquiring and deploying equipment and facilities;
     .  raising capital;
     .  hiring management and other personnel;
     . entering into strategic alliances, joint ventures and similar projects with industry partners;
     .  adding end user subscribers to our network;
     .  conducting various marketing and sales activities;
     .  creating and expanding relationships with new and existing customers;
     . implementing process improvement and quality programs; and . developing and integrating our operations support system and other back office systems.

During 1999, we continued the development of our business operations as follows:

     . entered 28 new markets for a total of 38 markets at December 31, 1999; . added 1,025 COs for a total of 1,225 COs at December 31, 1999;
     . added 12,000 DSL lines for a total of 12,500 DSL lines at December 31, 1999; and
     . increased headcount by 1,090 employees for a total of approximately 1,250 employees at December 31, 1999.

During 2000, we continued the development of our business plan as follows:

     . entered 22 new markets for a total of 60 markets at December 31, 2000; . added 625 COs for a total of 1,850 COs at December 31, 2000;
     . added 54,500 DSL lines for a total of 67,000 DSL lines at December 31, 2000; and

     . increased headcount by approximately 750 employees for a total of approximately, 2000 employees at December 31, 2000.

See Part I, Item 1 - Developments Since December 31, 2000 for a discussion of developments during the first quarter of 2001.

We have incurred operating losses, net losses and negative operating cash flow for each month since our formation. As of December 31, 1999 and 2000, we had accumulated deficits of $257.6 million and $825.8 million, respectively. Such losses are expected to continue for at least the next several years.

Results of Operations

2000 Compared to 1999

Revenue

We recorded $46.1 million in revenue in 2000 compared to $11.1 million in revenue in 1999. Revenue consisted of net monthly recurring service fees of $39.8 million in 2000 compared to $7.5 million in 1999. Nonrecurring net installation revenue totaled $6.3 million compared to $3.6 million in 1999. The significant increase in revenue in 2000 compared to 1999 is a result of increased subscriber growth and network deployment in 60 markets compared to 38 markets one year ago.

Effective January 1, 2000, we adopted the Securities and Exchange Commission
(SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 sets forth certain SEC views on how revenue should be recognized and whether revenues can be split among associated elements of a contract. Based on our review of SAB 101, we determined that certain revenues associated with installation and equipment sales should be deferred and recognized over the expected customer life. Costs associated with these revenues up to the amount of deferred revenues are also deferred and amortized over the expected customer life. Costs in excess of revenues have also been deferred and are being amortized over the contractual life. The impact of the adoption of SAB 101 had no impact on the net loss in 2000. Net revenue deferred at December 31, 2000, was $12.4 million.

Network and Service Costs

Network and service costs in 2000 were $210.3 million compared to $68.2 million in 1999. The increase in network and service costs is attributable to the expansion of our network and continued growth in our subscriber base.

Selling, Marketing, General and Administrative

Selling, marketing, general and administrative expenses in 2000 were $280.0 million compared to $114.7 million in 1999. This increase reflected continued growth in staffing levels, sales and marketing efforts, and legal expenses associated with the development and launch of new markets, service delivery and customer service efforts. Selling, marketing, general and administrative expenses included deferred compensation expense of $11.7 million in 2000 compared to $3.7 million in 1999. This increase reflects the granting of stock awards and stock options to employees and officers with prices below the per share fair market values of our Common Stock on the grant dates. The deferred compensation is amortized over the vesting period of such grants, typically four years.

Depreciation and Amortization

Depreciation and amortization in 2000 was $50.0 million compared to $12.6 million in 1999. This increase reflects the build out of our system infrastructure, as well as rapid expansion of our network into 60 markets in the U.S. at December 31, 2000, a 58% increase compared to the 38 markets at December 31, 1999.

During the first and second quarters of 1999, we entered into strategic
arrangements with Microsoft Corporation (Microsoft) and Qwest.   In addition to
their investments in the Company totaling $45.0 million, the strategic arrangements provide for certain other business relationships. Combined, these business relationships were valued at $23.2 million and have been capitalized as deferred assets, which are being amortized over three- and five-year periods.
In 2000, $10.3 million in amortization for deferred business acquisition costs was recorded compared to $4.8 million in 1999. Included in the 2000 amount is $4.0 million resulting from our determination that the remaining capitalized costs associated with our relationship with Microsoft were impaired.

Net Interest Income and Expense

Interest income in 2000 was $51.3 million compared to $22.7 million in 1999.
The increase is primarily attributable to an increase in invested cash balances. As of December 31, 2000, unrestricted cash and investments totaled $504.5 million compared to $340.3 million at December 31, 1999. The increase in invested cash balances during 2000 resulted from a variety of financing activities, including:

     . issuing $300 million of 14% Senior Notes in February 2000 for net cash proceeds of $291.3 million;
     . issuing $250 million of Series E Preferred Stock and warrants in the first quarter of 2000 for net cash proceeds totaling $235.7 million; and
     . issuing $300 million of 6 3/4% Series F Cumulative Convertible Preferred Stock in February and March 2000 for net cash proceeds of $291.0 million.

Interest expense and amortized debt discount and issue costs increased to $105.2 million in 2000 compared to $52.5 million in 1999. This increase primarily resulted from the Senior Notes issued in February 2000.

Litigation Settlement

See Part I, Item 3 - Legal Proceedings above for background information concerning the Lafleur litigation and the terms of the settlement thereof which occurred in the first quarter of 2000.

Equity in Losses of Affiliate

Equity in losses of affiliates are $2.4 million in 2000 compared to $0 for 1999. This amount represents the equity losses we are recording for our strategic investments made during 2000.

Income Taxes

We generated net operating loss carryforwards of approximately $21.2 million, $186.9 million and $501.3 million in 1998, 1999 and 2000, respectively, which are available to offset future taxable income through 2020 for federal tax purposes. We expect significant consolidated losses for the foreseeable future that will generate additional net operating loss carryforwards. However, our ability to use net operating losses may be subject to annual limitations. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. In the future, if we achieve operating profits and the net operating losses have been exhausted or have expired, we may incur significant tax expense. Any tax benefit has been offset by a full valuation allowance because we do not currently believe it is more likely than not that these benefits will be realized.

1999 Compared to 1998

Revenue

We recorded $11.1 million in revenue in 1999 compared to $0.5 million in revenue in 1998. Revenue consisted of net monthly recurring service fees of $7.5 million in 1999 compared to $0.3 million in 1998. Nonrecurring net installation revenue totaled $3.5 million for 1999 compared to $0.2 million in 1998. We recorded late fees of $0.1 million in 1999 compared to none in 1998. The substantial increase in revenue in 1999 is a result of our increased sales and marketing efforts and continued network deployment. Each new market we entered provided us with an additional revenue opportunity, but also higher costs until we have an established customer base in the market.

Network and Service Costs

Our network and service costs for 1999 were $68.2 million compared to $4.7 million in 1998. Network and service costs in 1999 increased as a result of our continued network deployment.

Selling, Marketing, General and Administrative

Our selling, marketing, general and administrative expenses were $114.7 million in 1999 compared to $23.2 million in 1998. This increase reflected our continued growth in staffing levels, sales and marketing efforts, and legal expenses associated with the development and launch of new markets. Deferred compensation expense increased to $3.7 million in 1999 as compared to $0.7 million in 1998 and reflected the granting of stock options to our employees and officers with per share exercise prices below the per share fair values of our Common Stock at the dates of grant. The deferred compensation is amortized over the vesting period of the applicable options, typically four years.

Depreciation and Amortization

Depreciation and amortization in 1999 was $12.6 million compared to $1.1 million recorded in 1998. This increase reflected the rapid expansion of our network, as discussed above, and included amortization of collocation fees and depreciation on operating equipment as we began service in each new location.

During the first and second quarters of 1999, we entered into strategic arrangements with Microsoft and Qwest. In addition to their investments in us totaling $45.0 million, the strategic arrangements provided for certain other business relationships. Combined, these business relationships were valued at $23.2 million, and we have capitalized these costs as deferred assets. These assets are amortized over three- and five-year periods. Accordingly, during 1999 we recorded $4.8 million in amortization for deferred business acquisition costs that have no corresponding amortization in 1998.

Net Interest Income and Expense

During 1999, we recorded interest income of $22.7 million compared to $5.8 million in 1998. The increase between years resulted primarily from a substantial increase in invested cash balances. As of December 31, 1999, we had unrestricted cash and investments totaling $340.3 million compared to unrestricted cash and investments of $136.8 million at December 31, 1998. The increase during 1999 resulted from a variety of financing activities, including:

     . issuing Series C and Series D Preferred Stock and warrants for cash proceeds totaling $75.0 million in March and April 1999 (all of which converted into Common Stock in the IPO);
     . issuing Common Stock upon our IPO in April 1999 for net cash proceeds of $210.1 million;

     . issuing 12 3/4% senior debt in April 1999 for net cash proceeds of $314.5 million;
     . executing additional equipment lease lines of $100.0 million; and . issuing Common Stock in our secondary public offering in September 1999 for net cash proceeds of $16.4 million.

Interest expense and amortized debt discount and issue costs increased significantly to $52.5 million in 1999 as compared to $13.8 million in 1998. This increase primarily resulted from the senior notes we issued in April 1999.

Income Taxes

We generated net operating loss carryforwards of $21.2 million and $186.9 million in 1998 and 1999, respectively. We expect significant consolidated losses for the foreseeable future that will generate additional net operating loss carryforwards. However, our ability to use net operating losses may be subject to annual limitations. In addition, income taxes may be payable during this time due to operating income in certain tax jurisdictions. In the future, if we achieve operating profits and the net operating losses have been exhausted or have expired, we may incur significant tax expense Any tax benefit has been offset by a full valuation allowance because we currently believe it is unlikely that these benefits will be realized.

Liquidity and Capital Resources

During 2000, we obtained additional financing for our operations and network primarily through:

     . issuing $300 million of 14% Senior Notes in February 2000 for net cash proceeds of $291.3 million;
     . issuing $250 million of Series E Preferred Stock and warrants in the first quarter of 2000 for net cash proceeds totaling $235.7 million;
     . issuing $300 million of 6 3/4% Series F Cumulative Convertible Preferred Stock in February and March 2000 for net cash proceeds of $291.0 million; and
     .  obtaining equipment vendor financing lease lines of $125.0 million.

Refer to Note 4 and Note 6 of the accompanying consolidated financial statements for terms and descriptions of these transactions.

In 2000, net cash used in operating activities was $453.5 million compared to $153.8 million in 1999. This cash was used for a variety of operating purposes, including salaries, consulting and legal expenses, network operations and overhead expenses. The increase in the use of cash in 2000 compared to 1999 is primarily attributable to the expansion of the scope or our operations. Net cash used for investing activities in 2000 was $396.7 million compared to $471.4 million in 1999. This cash was used primarily for purchases of short-term investments and equipment and payments of collocation fees. Net cash provided by financing activities in 2000 was $813.4 million compared to $652.1 million in 1999 and resulted primarily from the issuance of Preferred Stock, Common Stock and senior debt.

In 1999, net cash used in our operating activities was $153.8 million. This cash was used for a variety of operating purposes, including salaries, consulting and legal expenses, network operations and overhead expenses. Our net cash used for investing activities in 1999 was $471.4 million and was used primarily for purchases of short-term investments and equipment and payments of collocation fees. Net cash provided by financing activities in 1999 was $652.1 million and primarily came from the issuance of Common Stock and Senior Notes.

In 1998, net cash used in our operating activities was $19.0 million. This cash was used for a variety of operating purposes, including salaries, consulting and legal expenses, network operations and overhead expenses. Our net cash used for investing activities in 1998 was $139.0 million and was used primarily for purchases of short-term investments and equipment and payments of collocation fees. Net cash provided by financing activities in 1998 was $169.2 million and primarily came from the issuance of the senior discount notes and from the issuance of Preferred Stock.

The development and expansion of our business require substantial capital expenditures. During 2000, these capital expenditures primarily included network build costs such as the procurement, design and construction of connection points and one or two MSCs in each market, as well as other costs that support the network design and development. Capital expenditures, including payments for collocation fees, were $202.4 million in 2000. We expect our capital expenditures to be lower in future periods, since our initial network build out is substantially complete. We anticipate, our capital expenditures in 2001 will be approximately $75 million.

In January 2001, we announced that although we intended to maintain a physical presence in all 60 markets and approximately 1,850 COs, we planned to focus on, and provide services in, our top 40 markets representing approximately 1,400 COs. This will enable us to conserve cash and enhance our ability to achieve future profitability.

We have substantial indebtedness and debt service obligations. At December 31, 2000, total indebtedness was $832.3 million, cash and investments totaled $568.9 million ($64.4 million of which is restricted in accordance with the terms of the Company's 1999 Senior Notes) and the accumulated deficit was $825.8 million. In addition, the Company has operating lease payments of approximately $221.9 million due over the next three years. In January 2001, one of our leasing companies, GATX, notified us that an event of default had occurred under their lease program because of our failure to meet the operating cash flow covenant.

The indentures for our 1998 senior discount notes and the 1999 and 2000 senior notes contain covenants that limit our ability to:

     .  pay dividends on, redeem or repurchase our capital stock;
     .  incur additional debt;
     .  make investments;
     .  consolidate, merge or transfer all or substantially all of our assets;
        and
     .  make dividend or other payments to us by our restricted subsidiaries.

We are not generating sufficient revenue to fund our operations or to repay debt and Preferred Stock obligations. Our substantial leverage poses the risks that:

     .  we may be unable to obtain additional debt or equity funding;
     . we may be unable to pay dividends on our Preferred Stock or to repay our debt; and
     . we must dedicate a substantial portion of our cash flow from operations to service our debt and Preferred Stock.

As a result of the economic downturn, we may be unable to withstand competitive pressures and we may be unable to respond to changing business and economic conditions.

Subsequent to December 31, 2000:

     . In January 2001, as a result of our intention to focus on, and provide services in, only our top 40 markets and in connection with our plans to reduce our workforce by 450 employees, we announced our intent to take a one-time, 2001 first quarter restructuring charge between $15 and $17 million.

     . In February 2001, our Compensation Committee approved a key management retention plan whereby certain key managers received cash and stock bonuses for remaining with us for specified periods of time.

     . In March 2001, our Board engaged Lazard Freres & Co. LLC, an investment banking firm, to provide financial advice and to assist us in evaluating strategic alternatives and other possible financial transactions, including, but not limited to, a sale of our Company, a strategic transaction, joint venture or partnership with a financial, strategic or industry partner or other similar transaction, a debt and/or equity financing or restructuring, a public or private sale of debt or equity securities or assets, and/or acquisition, merger, consolidation, reorganization, recapitalization or other business combination. In conjunction with our strategic alternative initiatives, we are continuing to review the number of markets we are in, the number of COs we operate, the size of our workforce and our other SG&A costs with a view to conserving cash and enhancing our ability to achieve future profitability. While we will consider all commercially reasonable strategic alternatives, there can be no assurance that a transaction will be consummated on terms acceptable to our Board, or at all.

     . In March 2001, we entered into an Assignment of DSL Lines and Mutual
       Release with SEH. Pursuant to that agreement and in exchange for a mutual release by both parties of any claims either may have against the other:
       (a) SEH agreed to assign to us all of its rights to the line share DSL circuits installed by us or ordered from us and not yet installed; and
       (b) we agreed to convert approximately $1.0 million of accounts receivable that SEH owed to us as of February 28, 2001, and approximately $2.9 million in funds we prepaid to Winfire for marketing and development into 2,034,878 additional shares of Series C Preferred Stock of SEH.

We believe that our cash and investment balances as of December 31, 2000, and anticipated future revenue generated from operations and lease financing proceeds should be sufficient to fund our operating losses, capital expenditures, lease payments and interest payments into January 2002. Significant operating losses are expected to continue, which will require additional financing.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

We maintain an investment portfolio of cash and cash equivalents, short-term investments, accounts receivable and investments in privately held companies.
We have no investments in any publicly traded securities of other companies, except for Axxent, which is listed on the Toronto Stock Exchange and is recorded at fair market value. The carrying amounts for all of these investments, other than investments in privately held companies, approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for long-term debt, other than our Indenture debt, approximate fair value based upon management's best estimates of what interest rates would be available for the same or similar instruments. Our Indenture debt is publicly traded. The combined quoted fair market value and the combined carrying amount of our Indenture debt at December 31, 2000, was $197.5 million and $832.2 million, respectively. Certain of our investments in privately held companies are classified as available-for-sale securities and are carried at fair value, with the net unrealized gains or losses, net of taxes, reported as a separate component of stockholders' equity. Many of the privately held companies that we have invested in can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies.

Financial instruments, which potentially subject us to concentration of credit risk, consist primarily of cash equivalents and short term investments. We have invested our cash in excess of operation needs in money market funds, certificates of deposit with high quality financial institutions, obligations of the U.S. government and its agencies and commercial paper rated A-1, P-1 to minimize credit risk as well as interest rate risk. Because of the extremely short-term nature of our investment portfolio, we believe that increases or decreases in interest rates should not have a material adverse impact on the fair value of our investment portfolio. We do not currently hedge interest rate exposures.

Item 8 - Financial Statements and Supplementary Data

The financial statements required pursuant to this item are included in Item 14 of this Form 10-K and are presented beginning on page F-1.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                   PART III

Item 10 - Directors and Executive Officers of the Registrant

Members of our Board of Directors

Directors

Susan Mayer, 51, has been one of our directors since March 1999. Ms. Mayer is the president of WorldCom Ventures (f/k/a MCI WorldCom Venture Fund) and a senior vice president and treasurer of WorldCom (f/k/a MCI WorldCom Inc.). Previously, she was senior vice president of MCI Communications Corporation from 1993 to 1998. From 1996 to 1997, Ms. Mayer was also president and chief operating officer of Sky MCI. Ms. Mayer is a director of LCC International, Inc. and several other privately held companies. Ms. Mayer's term as a director ends upon our 2001 Annual Meeting of Stockholders (2001 Annual Meeting).

William R. Stensrud, 50, has been a director since our inception in February 1997 and also served as our president and chief executive officer from February 1997 to June 1997. Mr. Stensrud has been a general partner at the venture capital investment firm of Enterprise Partners since January 1997. From June 1996 through December 1996, Mr. Stensrud served as president of Paradyne Corporation. Previously, from February 1992 to March 1996, Mr. Stensrud served as president and chief executive officer of Primary Access Corporation. Mr. Stensrud is a director of Juniper Networks, Inc., Paradyne Networks, Inc. (Paradyne), a DSL equipment manufacturer and supplier to us, Packateer, Inc.,and several privately held companies. Mr. Stensrud was elected a director as the nominee of Enterprise Partners, under the terms of a voting agreement. Mr. Stensrud's term as a director ends upon our 2001 Annual Meeting.

Catherine M. Hapka, 46, has been our chief executive officer and a director since June 1997. In addition, she was elected chairman of the Board in June 1999. Prior to joining us, Ms. Hapka served as president of NETS, Inc., an electronic commerce software company, from March 1997 to May 1997. NETS, Inc. filed a bankruptcy petition in May 1997. Prior to joining NETS, Inc., Ms. Hapka served as executive vice president, Markets, for US WEST Communications, Inc. from January 1995 to October 1996. In this capacity, Ms. Hapka led business and consumer telecommunications units responsible for the voice, data, wireless, video and long distance businesses. Ms. Hapka is a director of Avici Systems, Inc., FireTap and a privately held company. We are a stockholder of FireTap. Ms. Hapka is also a director of our following wholly-owned subsidiaries: Links, Links VA, Rhythms NetConnections Europe B.V. (Rhythms Europe) and Rhythms Deutschland GmbH (Rhythms Deutschland). In addition, Ms. Hapka also serves as the chief executive officer of Links and Links VA. Ms. Hapka's term as a director ends upon our 2002 Annual Meeting of Stockholders (2002 Annual Meeting).

Kevin R. Compton, 41, has been a director since July 1997. Since 1990, Mr. Compton served as a general partner of Kleiner Perkins Caufield & Byers, a venture capital investment firm. Mr. Compton is a director of Citrix Systems, Inc., 360networks inc., VeriSign, Inc. and Corsair Communications, Inc., and is also a director of several privately held companies. Mr. Compton was elected a director as the nominee of Kleiner Perkins Caufield & Byers under the terms of a voting agreement. Mr. Compton's term as a director ends upon our 2002 Annual Meeting.

Keith B. Geeslin, 47, has served as a director since July 1997. Mr. Geeslin has been employed by the Sprout Group, a venture capital investment firm, since 1984. Since April 2000, Mr. Geeslin has served as the managing general partner of The Sprout Group. Mr. Geeslin is a director of GlobeSpan Corporation, Innoveda, Inc. and Paradyne and is also a director of several privately held companies. Mr. Geeslin was elected a director as the nominee of the Sprout Group, under the terms of a voting agreement. Mr. Geeslin's term as a director ends upon our 2003 Annual Meeting of Stockholders.

Michael J. Levitt, 42, is a partner of HMTF. Mr. Levitt is involved in originating, structuring and monitoring HMTF's investments and in building relationships with investment banks and commercial banking firms worldwide. Mr. Levitt serves as a director of AMFM Corp., AMFMi Corp., Awards.com, El Sitio, Inc., G.H. Mumm/Perrier Jouet & Cie., Globix Corporation, i.Party Corp., and Ibero American Media Partners, L.P. Mr. Levitt was elected a director as the nominee of HMTF and its affiliates, the holders of the Series E stock. Pursuant to the terms of the Series E Preferred Stock Purchase Agreement, HMTF and its affiliates have the right to appoint one representative to the Board provided that they continue to hold 40% of the Series E stock or the underlying Common Stock or any combination thereof.

John Walecka and Edward J. Zander both resigned their positions on the Board in February 2001.

Director compensation

Directors do not receive compensation for services provided as a director or for participation on any committee of our Board. All directors are reimbursed for their out-of-pocket expenses in serving on our Board or any of the Board's committees.

Executive Officers

Catherine M. Hapka. Ms. Hapka's biography is included in Part III, Item 10 - Directors and Executive Officers of the Registrant - Members of Our Board of Directors above.

Steve Stringer, 46, has been our president and chief operating officer since May 1999. Prior to joining us, Mr. Stringer served in various positions at GE Capital from 1991 to May 1999, most recently as global chief operating officer of GE Capital IT Solutions. At GE Capital, Mr. Stringer also held the position of president and chief executive officer of the United States Division, president of the Midwest and Atlantic regions and chief executive officer of GE Capital's Federal System group. Mr. Stringer is (1) the president and chief operating officer for Links and Links VA, (2) the president and chief executive officer for RCanada, Inc. (RCanada), RATHM, Inc. (RATHM), RGarnet, Inc. (RGarnet), RHOMS, Inc. (RHOMS), RMegaPath, Inc. (RMegaPath), RAxxent, Inc. (RAxxent) and Rhythms Winfire, Inc. (Rhythms Winfire), all of which are wholly owned subsidiaries of the Company and (3) on the advisory board of Paradyne.

John (Jay) W. Braukman, 47, has been our Executive vice president and chief financial officer since March 2000. Prior to joining us, Mr. Braukman served in various positions at GE for nearly 25 years. Mr. Braukman's career with GE spanned nine different business divisions including GE Motors, Transportation & Power Systems along with GE Capital. Most recently, Mr. Braukman was senior vice president of Global Finance and chief financial officer at GE Capital IT Solutions. Mr. Braukman is both a director and the CFO for RCanada, RATHM, RGarnet, RHOMS, RMegaPath, RAxxent and Rhythms Winfire and was a director of Solutions from April 2000 through March 2001.

Scott C. Chandler, 39, has served as our senior vice president, global business development, since March 2000. Prior to that, Mr. Chandler served as our chief financial officer starting in March 1998. From August 1996 to April 1998, Mr. Chandler served as president and chief executive officer of C-COR.net, a manufacturer of broadband telecommunications equipment. From June 1990 to August 1996, Mr. Chandler served in various positions at U S WEST and its subsidiaries, most recently as vice president and general manager of U S WEST Cable and Multimedia from September 1995 to August 1996. Mr. Chandler is a director for Rhythms Europe, Rhythms Deutschland, Rhythms Canada and Garnet Connections and was a director of Solutions from April 2000 through March 2001.

Rand A. Kennedy, 43, has served as our senior vice president , Networks, since January 2000. Prior to that, Mr. Kennedy served as our vice president, Engineering, starting in August 1997. Mr. Kennedy oversees the design, engineering, construction and management of our networks nationwide, as well as driving the design, implementation and management of the NOC in Denver, Colorado. Mr. Kennedy was previously principal network architect for CompuServe Incorporated. From 1995 to 1996, he directed the engineering of CompuServe's global 500+ Points of Presence network. While at CompuServe, Mr. Kennedy was awarded a U.S. patent for communications technology involving financial card authorization. Mr. Kennedy has more than 17 years of experience designing and implementing next-generation network architectures for CompuServe, including frame relay, ATM and IP.


Section 16(b) Beneficial Ownership Reporting Compliance

The members of our Board, our executive officers and persons who hold more than 10% of our outstanding Common Stock are subject to the reporting requirements of
Section 16(a) of the Securities Exchange Act, which require them to file reports with respect to their ownership of the Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports that we received from such persons for transactions in the Common Stock during 2000 and their Common Stock holdings, and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for 2000, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers and greater than 10% beneficial owners except as follows: (A) Mr. Braukman did not timely report a transaction occurring in (i) the month of April 2000, which he reported in his May 2000 Form 4 filing and (ii) the months of October 2000 and November 2000, which he reported in his March 2001 Form 4 filing; (B) Mr. Stringer did not timely report a transaction occurring in the month of February 1999, which reported in his March 2001

Form 4 filing; and (C) Mr. Walecka did not timely file a Form 4 for transactions occurring in the month of July 2000, which he reported in his September 2000 Form 4 filing.

Item 11 - Executive Compensation

                 EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned by our (1) chief executive officer, (2) each of our four other most highly compensated executive officers and (3) two additional individuals no longer employed by us, but who would have qualified as one of our four most highly compensated executive officers, whose salary and bonus for 2000 exceeded $100,000, for services rendered in all capacities to us and our subsidiaries for 2000, 1999 and 1998. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

                           Summary Compensation Table

                                       Annual Compensation                   Long-Term Compensation
                                --------------------------------    --------------------------------------
                                                                              Awards               Payouts
                                                                    --------------------------     -------
                                                                    Restricted      Securities
Name and                                             Other annual      Stock        Underlying      LTIP      All Other
principal                       Salary     Bonus     Compensation      Awards      Options/SARs    Payouts   Compensation
position                Year     ($)        ($)           ($)           ($)             (#)          ($)          ($)
--------------------------------------------------------------------------------------------------------------------------
Catherine Hapka         2000    364,903   276,838          -             -               -            -         170,000(1)
  Chairman and          1999    350,000   178,838          -             -            240,000(2)      -            -
  CEO                   1998    339,583   134,584          -             -               -            -            -

Steve Stringer          2000    309,606   187,923          -          327,000(3)      950,000(4)      -         130,000(1)
  President and         1999    157,690   150,000          -             -            720,252(4)      -          65,654(5)
  COO                   1998          -         -          -             -               -            -            -

Jay Braukman(6)         2000    206,252   126,250          -        2,542,500(3)      550,000(4)      -         141,749(7)
  EVP and CFO           1999          -         -          -             -               -            -            -
                        1998          -         -          -             -               -            -            -

Scott Chandler          2000    183,654    76,909          -          393,750(3)         -            -          65,250(1)
  SVP, Global           1999    180,962    44,509          -             -             96,000(2)      -          55,299(5)
  Business              1998    129,577    28,746          -             -            384,000(2)      -            -
  Development

Rand Kennedy            2000    193,447    65,265          -          393,750(3)      100,000(4)      -          81,563(1)
  SVP, Networks         1999    138,240    28,710          -             -             48,000(4)      -          19,828(5)
                        1998    132,000    11,000          -             -             24,000(2)      -

Michael Lanier(8)       2000    232,184    94,433          -          600,000(3)         -            -         317,500(9)
                        1999    186,538    49,433          -             -            300,000(4)      -          50,000(10)
                        1998          -         -          -             -               -            -            -

Richard Johnston(11)    2000    260,894   185,000          -          905,625(3)         -            -            -
                        1999    106,635    31,250          -             -            250,000(4)      -            -
                        1998          -         -          -             -               -            -            -

(1)  Represents a retention bonus received.
(2) Represents the number of shares of Common Stock issued upon the exercise of options.
(3)  Represents the dollar value of an award of shares of Common Stock.
(4) Represents the number of shares of Common Stock that may be issued upon the exercise of options.
(5) Represents actual costs related to relocation expenses and/or temporary living expenses.
(6) Mr. Braukman has been employed since March 2000, and the amount listed sets forth his compensation since such date.
(7) Represents a retention bonus of $99,688 and a reimbursement for relocation expenses of $42,061.
(8) Mr. Lanier was employed as our CIO from April 1999 to November 2000, and the amounts listed set forth his compensation during such time.
(9)  Represents a severance payment.
(10) Represents a signing bonus.
(11) Mr. Johnston was employed by us from July 1999 through November 2000, most recently serving as our chief sales officer. The amounts listed set forth his compensation during such time.

Stock Options and Stock Appreciation Rights

          The following table contains information concerning the stock options granted to the Named Executive Officers during 2000. All of the grants are governed by the terms and conditions of our 1999 Stock Incentive Plan. No stock appreciation rights (SARs) were granted to the Named Executive Officers during 2000.

                           Options/SAR Grants in 2000

                                                                                                  Potential Realizable
                                                  Individual Grants                                 Value at Assumed
                            -----------------------------------------------------------          Annual Rates of Stock
                             Number of       % of Total                                             Appreciation for
                            Securities        Options         Exercise                               Option Term(1)
                            Underlying       Granted to      Price Per                      ------------------------------
                              Options        Employees         Share        Expiration           5%               10%
       Name                 Granted (#)       in 2000        ($/Sh)(2)        Date(3)           ($)               ($)
--------------------------------------------------------------------------------------------------------------------------
Catherine Hapka                 -                 -               -            -                 -                 -
 Chairman and
 CEO

Steve Stringer              150,000(4)           2.9%           21.94       5/4/10(4)          11,992(4)         30,390(4)
 President and COO           75,000(5)           1.5%           21.94       5/4/10(5)             n/a(5)            n/a(5)
                             25,000(6)           0.5%           21.94       5/4/10(6)         344,949(6)        874,168(6)
                            250,000              4.8%            1.09      11/30/10(7)        171,374           434,295
                            450,000              8.7%            1.09      11/30/10(8)        308,473           781,731

Jay Braukman                250,000              4.8%           31.52        4/2/10(9)      4,955,690        12,558,691
 EVP and CFO                 50,000              1.0%           20.00        4/2/10(10)       628,895         1,593,742
                            250,000              4.8%            1.09      11/30/10(7)        171,374           434,295

Scott Chandler                 -                  -               -             -                -                 -
 SVP, Global
 Business
 Development

Rand Kennedy                100,000              .02%           12.25        8/6/10(11)       770,396         1,952,335
 SVP, Networks

Michael Lanier                 -                  -               -             -                -                 -

Richard Johnston               -                  -               -             -                -                 -

(1) There can be no assurance provided to any executive officer or other holder of our securities that the actual stock price appreciation over the 10 year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from those option grants which were made to the Named Executive Officers with an exercise price equal to the fair market value of the option shares on the grant date.

(2) The exercise price may be paid in cash or in shares of our Common Stock valued at fair market value on the exercise date. Alternatively, the option may be exercised through a cashless exercise procedure pursuant to which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to us, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes. The Compensation Committee of our Board (Compensation Committee) may also assist an optionee in the exercise of an option by (i) authorizing a loan from us in a principal amount not to exceed the aggregate exercise price plus any tax liability incurred in connection with the exercise or (ii) permitting the optionee to pay the option price in installments over a period of years upon terms established by the Compensation Committee.

(3) All the options, unless otherwise indicated, will become exercisable on an accelerated basis upon a liquidation or dissolution of the Company or a merger or consolidation in which there is a change in ownership of securities possessing more than 50% of the total combined voting power of our outstanding securities, unless the option is assumed by the surviving entity. In addition, the Compensation Committee may accelerate the vesting of the option in the event (i) there is a change in the composition of the Board over a period of two years or less such that those individuals serving as Board members at the beginning of the period cease to represent a majority of the Board or (ii) change of ownership of securities possessing more than 50% of the total combined voting power of our outstanding securities pursuant to a hostile tender offer.

(4) The option become exercisable quarterly in accordance with achievement of certain designated performance targets, starting with the target ended March 31, 2000. Mr. Stringer only vested in 17,494 option shares. The remaining 132,506 option shares were forfeited on December 31, 2000.

(5) The option became exercisable at the end of 2000 in accordance with achievement of certain designated performance targets. Mr. Stringer did not vest in any of these option shares. All 75,000 option shares were forfeited on December 31, 2000.

(6) The option became exercisable at the end of 2000 in accordance with achievement of certain designated performance targets. Mr. Stringer vested in all 25,000 option shares.

(7) The option will become exercisable in 12.5% equal installments on each of the following dates March 1, 2001, June 1, 2001, September 1, 2001, December 1, 2001, March 1, 2002, June 1, 2002, September 1, 2002, and December 1, 2002.

(8) The option will become exercisable in 12.5% equal installments on each of the following dates: April 1, 2001; July 1, 2001; October 1, 2001; January 1, 2002; April 1, 2002; July 1, 2002; October 1, 2002 and January 1, 2003.

(9) The option will become exercisable in 25% of the shares upon Mr. Braukman's completion of one year of service measured from the grant date and will become exercisable for the balance of the shares in 36 successive equal monthly installments upon completion of each additional month of service thereafter.

(10) The option became exercisable in 24 equal monthly installments starting on April 30, 2000.

(11) The option will become exercisable in 25% of the shares on August 8, 2001, and will become exercisable for the balance of the shares in 36 successive equal monthly installments upon completion of each additional month of service thereafter.

Aggregated Option\SAR Exercises and 2000 Year-End Values

The following table provides information, with respect to the Named Executive Officers, concerning the exercise of options during 2000 and unexercised options held by them at of the end of 2000. None of the Named Executive Officers exercised any SARs during 2000, and no SARs were held by the Named Executive Officers at the end of 2000.

         Aggregated Options Exercised in 2000 and 2000 Year-End Values

                                                            Number of Unexercised         Value of Unexercised in-the-Money
                                                        Options/SARs at 2000 Year-End       Options/SARs at 2000 Year-End
                             Shares        Value                     (#)                               ($)(2)
                          Acquired on     Realized      -----------------------------     ---------------------------------
         Name             Exercise (#)     ($)(1)       Exercisable     Unexercisable     Exercisable         Unexercisable
---------------------------------------------------------------------------------------------------------------------------
Catherine M.  Hapka             -             -              -                 -               -                     -

Steve Stringer                  -             -           328,117          1,134,629           -                  763,243

Jay Braukman                    -             -            18,747            531,253           -                  272,500

Scott C.  Chandler              -             -              -                 -               -                     -

Rand Kennedy                    -             -            23,000            125,000           -                     -

Michael Lanier                  -             -              -                 -               -                     -

Richard Johnston                -             -              -                 -               -                     -

     (1) Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for those shares.

     (2) Based upon the market price of $1.125 per share, determined on the basis of the closing selling price per share of Common Stock on the Nasdaq National Market on the last trading day of the 2000 year, less the option exercise price payable per share.


              EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND
                         CHANGE OF CONTROL ARRANGEMENTS

None of our executives are employed for a specified term, and each executive's employment with us is subject to termination at any time by either party for any reason, with or without cause.

Ms. Hapka

In 2000, the Compensation Committee increased Ms. Hapka's base salary to $400,000 per year and her target bonus to 70% of her base salary. In October 2000, the Compensation Committee adopted a compensation, retention and incentive program (the 2000 Retention Program). Under the 2000 Retention Program, Ms. Hapka is entitled to (a) a retention bonus equal to her 2000 base salary plus her 2000 bonus payment, 25% of which was paid to her in November 2000 and the remainder of which is payable to her on May 1, 2001(Ms. Hapka's Retention Bonus). Ms. Hapka is entitled to receive her 2000 Retention Bonus only if she is employed with us on the applicable payment dates.

Ms. Hapka's employment offer letter, dated June 10, 1997, provides that in the event her employment is terminated involuntarily and without cause, Ms. Hapka will be entitled to receive a lump sum payment in an amount equal to her then current annual salary.

Mr. Stringer

In 2000, the Compensation Committee increased Mr. Stringer's base salary to $325,000 per year, effective July 1, 2000. His target bonus remained at 60% of his base salary. Under the 2000 Retention Program, Mr. Stringer (a) is entitled to a retention bonus equal to his 2000 base salary plus his 2000 bonus, 25% of which was paid to him in November 2000 and the remainder of which is payable to him in May 2001 (Stringer's 2000 Retention Bonus), (b) is entitled to a bonus equal to his 2000 base salary plus his 2000 bonus payable upon a change of control, (c) was granted options to purchase a total of 700,000 shares of Common Stock at an exercise price of $1.09 under the 1999 Stock Incentive Plan and (d) was granted 300,000 shares of Common Stock at no cost under the 2000 Stock Award Plan.

In February 2001, the Compensation Committee (a) increased Mr. Stringer's base salary to $400,000, (b) granted Mr. Stringer a guaranteed bonus for both 2001 and 2002 of 60% of his then current base salary and (c) granted Mr. Stringer a $2 million, retention bonus (grossed up for taxes), $500,000 of which was paid to him in February 2001, another $750,000 of which is payable to him on January 2, 2002 and the final $750,000 of which is payable to him on January 2, 2003 (Mr. Stringer's 2001 Retention Bonus).

Mr. Stringer is entitled to receive his 2000 and 2001 Retention Bonuses only if he is employed with us on the applicable payment dates or if his employment is terminated prior to such dates by us, other than for cause.

Mr. Stringer's employment offer letter, dated April 17, 1999, provides that in the event his employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base salary for a period of 12 months from the date of termination of his employment.

Mr. Braukman

Mr. Braukman's employment offer letter, dated February 28, 2000, provided for an initial base salary of $275,000 per year, payable in accordance with our regular pay period practices. It also provided for a guaranteed bonus for a one year period following his hire date of $150,000, payable in quarterly installments. In future years, Mr. Braukman's bonus was to be determined under the senior management bonus plan, as approved by the Board. In connection with his employment, Mr. Braukman was (a) granted options to purchase 250,000 shares of Common Stock at an exercise price equal to the Common Stock's fair market value on the date of grant under the 1999 Stock Incentive Plan and (b) granted an option outside the 1999 Stock Incentive Plan to purchase 50,000 shares of Common Stock at an exercise price of $20 per share, which are subject to a vesting schedule that accelerates upon a corporate transaction or change of control (as those terms are defined in the 1999 Stock Incentive Plan). In addition, Mr. Braukman's employment offer letter provides (a) that we will secure for his benefit a term life insurance policy with a $1 million face value and (b) that in the event his employment is terminated without cause, he will be eligible to receive monthly payments at his then applicable monthly base for a period of 12 months from the date of termination of his employment.

Under the 2000 Retention Program, Mr. Braukman (a) is entitled to a retention bonus equal to his 2000 base salary plus his 2000 bonus payments, 25% of which was payable to him in November 2000 and the remainder of which is payable to him in May 2001 (Mr. Braukman's 2000 Retention Bonus), (b) is entitled to a bonus equal to his 2000 base salary plus his 2000 bonus payments payable upon a change of control, (c) was granted options to purchase 250,000 shares of Common Stock at an exercise price of $1.09 under the

1999 Stock Incentive Plan and (d) was granted 170,000 shares of Common Stock at no cost under the 2000 Stock Award Plan.

In February 2001, the Compensation Committee (a) increased Mr. Braukman's base salary to $300,000, (b) granted Mr. Braukman a guaranteed bonus for 2001 equal to 60% of his base salary and (c) granted Mr. Braukman a $1 million retention bonus (grossed up for taxes), $250,000 of which was paid to him in February 2001, another $375,000 of which is payable to him on January 2, 2002 and the final $375,000 of which is payable to him on January 2, 2003 (Mr. Braukman's 2001 Retention Bonus). Mr. Braukman is entitled to receive his 2000 and 2001 Retention Bonuses only if he is employed with us on the applicable payment dates or if his employment is terminated prior to such dates by us, other than for cause.

Mr. Chandler

In 2000, the Compensation Committee increased Mr. Chandler's base salary to $275,000 per year, effective December 1, 2000. His target bonus increased to 45% of his base salary. Under the 2000 Retention Program, Mr. Chandler is entitled to (a) a retention bonus equal to his 2000 base salary plus his 2000 bonus, 25% of which was paid to him in November 2000 and the remainder of which is payable to him in May 2001.

Mr. Kennedy

In connection with his employment, Mr. Kennedy entered into an agreement not to compete with the Company for 2 years following his termination of employment with us. However, if Mr. Kennedy is terminated without cause, the covenant not to compete is reduced from 2 years to 1 year.

In 2000, the Compensation Committee increased Mr. Kennedy's base salary to $225,000 per year, effective August 1, 2000. His target bonus increased to 45% of his base salary. Under the 2000 Retention Program, Mr. Kennedy is entitled a retention bonus equal to (a) his 2000 base salary plus his 2000 bonus, 25% of which was paid to him in November 2000 and the remainder of which is payable to him in May 2001 and (b) 100,000 shares of Common Stock at no cost under the 2000 Stock Award Plan, 25% of which vested in November 2000 and the remainder of which vests in May 2001 (Mr. Kennedy's 2000 Retention Bonus). In addition, Mr. Kennedy is entitled to a bonus equal to his 2000 base salary plus his 2000 bonus payments upon change of control, as defined in the 1999 stock option plan, 25% of which is payable upon the announcement of the change of control and the remainder of which is payable upon the close of the change of control.

In February 2001, the Compensation Committee (a) increased Mr. Kennedy's base salary to $300,000, (b) granted Mr. Kennedy a retention bonus equal to his 2001 base salary plus 2001 bonus (Mr. Kennedy's 2001 Retention Bonus), (c) granted Mr. Kennedy another bonus equal to his 2001 base salary plus 2001 bonus payments payable upon a change of control, as defined in the 1999 stock option plan, (d) granted Mr. Kennedy an option to purchase 400,000 shares of Common Stock under the 1999 Stock Incentive Plan and (e) 500,000 performance shares, with a value of no less than $2 per share and no more than $4 per share. Mr. Kennedy is entitled to receive his 2000 and 2001 Retention Bonuses only if he is employed with us on the applicable payment date or if his employment is terminated prior to such dates by us, other than for cause. As of the date hereof, Mr. Kennedy has not yet signed his 2001 retention agreement.

Mr. Lanier

In connection with the termination of Mr. Lanier's employment in November 2000, the Company paid Mr. Lanier $317,500, plus other miscellaneous benefits.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee reviews and approves the compensation and benefits to be provided to our executive officers and other key employees. In addition, the Compensation Committee administers the 1999 Stock Incentive Plan and 2000 Amended and Restated Stock Award Plan and all retention and incentive plans.
The Compensation Committee currently consists of Ms. Mayer and Messrs. Compton and Levitt. Prior to September 2000, the Compensation Committee consisted of Messrs. Stensrud, Walecka and Zander. Mr. Stensrud was our President and Chief Executive Officer from February 1997 through June 1997. None of our executive officers serves or served on the compensation committee of the board of directors of another entity performing similar functions during 2000, and none of our executive officers serves or served as a director of another entity one of whose executive officers serves or served on the Compensation Committee or the Board during 2000.

Board Compensation Committee Report on Executive Compensation

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act or the Exchange Act that might incorporate future filings, including this Form 10-K, in whole or in part, the report presented shall not be incorporated by reference into any such filings.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Compensation Committee approves and oversees our compensation policies, approves salaries and annual bonuses for executive management, including the Named Executive Officers, and administers our 1999 Stock Incentive Plan and 2000 Stock Award Plan, predecessor option plans and the Employee Stock Purchase Plan. In fulfilling its responsibilities, the Compensation Committee receives significant input from the CEO, COO, CFO, other members of senior management and other members of the Board.

1.  Compensation Policy

Our compensation policy for executive management is designed to recruit, motivate and retain highly qualified individuals by (i) rewarding individual achievements, (ii) enabling individuals to share in the risks and rewards of our overall performance, (iii) paying compensation that is competitive with industry compensation levels and (iv) offering retention incentives. Our compensation policy is based, in part, on certain recommendations made by an independent compensation consultant previously retained by us. The key components of our current compensation policy, which is designed to balance short-term and long-term considerations, are competitive salaries, annual cash performance bonuses and long-term equity incentives. The Compensation Committee believes that the base salaries paid to executive officers in 2000 were commensurate with the services they rendered they to us and generally in the range of base salaries paid to similarly situated executives in the telecommunications industry. The 2000 executive bonuses were based upon a percentage of each executive's base salary, our achievement of certain corporate goals (which were the same for all executive officers) and the achievement of certain personal goals (that were specific to each executive).

2.  Compensation in 2000

Annual Salaries. Ms. Hapka, the Chairman of the Board and CEO, has authority to hire all members of executive management, subject to the Compensation Committee's approval of the compensation to be paid to such executives. She has delegated to Mr. Stringer, the President and COO, authority to hire all members of executive management who report to Mr. Stringer, also subject to Compensation Committee approval. Subject to the approval of the Compensation Committee, Ms. Hapka and Mr. Stringer also determine the compensation payable to persons offered executive level employment with us and annual salary increases for members of executive management. The Compensation Committee determines annual adjustments to Ms. Hapka's salary and bonus compensation. In determining and approving the amount of annual salary and salary increases for executive management, Ms. Hapka and the Compensation Committee consider factors such as the executive's contribution to our overall operating effectiveness, strategic success and profitability; the executive's role in developing and maintaining key client relationships; the level of responsibility, scope and complexity of such executive's position relative to other executive management; and the executive's leadership, growth and management development over the past year.

Performance Bonuses. Cash performance bonuses are determined and approved annually by the Compensation Committee based on an objective evaluation of our performance relative to predetermined corporate performance goals and specific individual performance goals based upon factors over which each executive has significant control. Performance against corporate goals drove 20 percent of each executive's award; performance against individual goals drove 80 percent. Corporate goals in 2000 were the numbers of central offices built, the order backlog, the number of installed customer lines, timely implementation of our line sharing initiative and the margin by which average revenue per line installed exceeded that of key competitors. An objective evaluation of the results was used to determine individual awards. All executives participated in the bonus plan on this basis, except for Messes. Braukman and Shaneyfelt whose bonuses were guaranteed in the first year of employment with us. The Compensation Committee is of the view that such a system aligned all employees around common goals, promoted teamwork to meet corporate wide objectives, and simultaneously provided rewards for individual initiative.

Long-Term Incentives. Stock-based compensation is also an important element of our compensation policy. Stock options are offered to induce executive management and all employees to accept employment with us. The Compensation Committee believes that stock options which vest over time and are subject to forfeiture, align the interests of employees with the interests of our stockholders. The Compensation Committee also believes that substantial equity ownership by individuals in leadership positions with us ensures that such individuals will remain focused on building stockholder value. Initial stock option awards given at the time of employment are based on a series of guidelines for each job, designed to provide a material incentive to each executive over and above his/her salary and annual bonus. Additional stock option awards are recommended on an annual basis to adjust stock option award levels. All stock option grants are approved by the Compensation Committee based on a resolution from the full Board delegating authority to the Compensation Committee to do so.

Restricted Stock Awards. The Board approved a restructured stock award program, the 2000 Stock Award Program, in August, 2000. The program made available 3,000,000 shares of Common Stock for award by the Compensation Committee to employees. Awards under the plan were made to retain key employees at all levels. The Compensation Committee considers these awards critical in employee retention, given general financial and employment market conditions.

Key Management Retention Plan in 2000. The Compensation Committee also approved during 2000 a key management retention plan whereby key managers received cash bonuses for remaining with us for specified periods of time. The Compensation Committee believes the plan has been key to retaining critical managers in the face of falling equity prices and uncertainties facing the business.

Key Management Retention Plan in the First Quarter of 2001. The Compensation Committee also approved during the first quarter of 2001 a key management retention plan whereby key managers received cash bonuses and stock options for remaining with us for specified periods of time. The Compensation Committee believes the plan is key to retaining critical managers in the face of falling equity prices and uncertainties facing the business.

Compensation of the CEO. The compensation paid to Catherine Hapka is set specifically by the Board, effective as of December 17, 2000. Ms. Hapka is entitled to receive an annual base salary of $400,000 and also is eligible to receive an annual performance bonus of up to 70 percent of that figure, based on the achievement by the Company of certain predetermined performance goals established each year by the Compensation Committee.

Limitations on the Deductibility of Compensation. Provisions of the Internal Revenue Code of 1986, as amended (Code), disallow the deductibility of certain compensation in excess of $1 million paid to a public company's chief executive officer and certain other highly paid executive officers. The deductibility limitation does not apply to performance-based compensation, as defined in Code, provided certain stockholder approval and other requirements are met. The Compensation Committee anticipates that our compensation policy for executive officers will continue to consist primarily of performance-based compensation and also will be designed to satisfy the requirements of Section 162(m). Given the level of Ms. Hapka's salary and bonus, the Compensation Committee anticipates no issues in meeting the requirements for deductibility.

                                                   Submitted by the Compensation
                                                          Committee of the Board

                         Michael J. Levitt, Member of the Compensation Committee
                          Kevin R. Compton, Member of the Compensation Committee
                               Susan Mayer, Member of the Compensation Committee
                                                            Dated:March 30, 2001

                            STOCK PERFORMANCE GRAPH


The graph covers the period from April 7, 1999, the date of our IPO of shares of Common Stock, to December 31, 2000.

Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act or the Securities Exchange Act that might incorporate future filings made by us under those statutes, neither the preceding Stock Performance Graph nor the Compensation Committee Report is to be incorporated by reference into any such prior filings, nor shall such graph or report be incorporated by reference into any future filings made by us under those statutes.


                       [PERFORMANCE GRAPH APPEARS HERE]

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of December 31, 2000, by (i) all persons who are beneficial owners of five percent (5%) or more of our Common Stock, (ii) each director and nominee for director, (iii) the Named Executive Officers (as defined below) and (iv) all current directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to community property laws, where applicable.

                                                                                 Number of       Percentage
                                                                                   Shares       Beneficially
Title of                                                                        Beneficially      Owned (1)
 Class                          Beneficial Owner (1)                               Owned
--------------------------------------------------------------------------------------------------------------
Common
Stock      Five Percent Stockholders:

             KPCB Entities (2)                                                   6,208,988              7.8%
             Hicks, Muse, Tate & Furst Incorporated (3)                         12,734,722             13.8%
             WorldCom Ventures (4)                                               5,334,692              6.6%
             Microsoft Corporation (5)                                           5,197,691              6.5%
             Viking Global Performance, LLC (6)                                  5,292,333              6.6%

           Directors and Named Executive Officers:

             Catherine M.  Hapka (7)                                             2,704,905              3.4%
             Steve Stringer (8)                                                    434,439                *
             John W. Braukman (9)                                                  103,630                *
             Scott C. Chandler (10)                                                416,569                *
             Rand A. Kennedy (11)                                                  248,413                *
             Michael S. Lanier (12)                                                 11,318                *
             Richard Johnston (13)                                                  25,420                *
             Kevin R. Compton (14)                                                  83,845                *
             Keith B. Geeslin (15)                                               2,878,653              3.6%
             Susan Mayer (16)                                                            0                *
             William R. Stensrud (17)                                              266,364                *
             John L. Walecka (18)                                                2,651,774              3.3%
             Edward J. Zander (19)                                                       0                *
             Michael J. Levitt (20)                                                      0                *
             All current directors and executive officers as a group (15         9,825,330             12.3%
             persons)(21)


(1) Represents beneficial ownership of less than one percent of the outstanding shares of Common Stock. Except as indicated by footnote, we understand that the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2) Consists of 5,650,391 shares held by Kleiner Perkins Caufield & Byers VIII, L.P., 441,631 shares held by KPCB VIII Founders Fund, L.P. and 116,966 shares held by KPCB VIII Information Sciences Zaibatsu Fund II, L.P. (collectively, the KPCB Entities) The address for each of the KPCB Entities is 2750 Sand Hill Road, Menlo Park, California 94025.

(3) Consists of 12,734,722 shares issuable upon conversion of the Series E Stock and exercise of warrants that are convertible and exercisable within 60 days of December 31, 2000. HM4 Rhythms Qualified Fund, LLC owns 113,743 shares of Series E Stock and 2,559,228 warrants; HM4 Rhythms Private Fund, LLC owns 806 shares of Series E Stock and 18,132 warrants; HM PG-IV Rhythms, LLC owns 6,056 shares of Series E Stock and 136,248 warrants;
     HM 4-SBS Rhythms Coinvestor, LLC owns 2,724 shares of Series E Stock and 61,287 warrants; HM 4-EQ Rhythms Coinvestor, LLC owns 1,671 shares of Series E Stock and 37,605 warrants (collectively, the HMTF Entities). The address for each of the HMTF Entities is 200 Crescent Court, Suite 1600, Dallas, Texas 75201.

(4) WorldCom Ventures is formerly known as MCI WorldCom Venture Fund. Includes 856,996 shares issuable upon exercise of warrants exercisable within 60 days of December 31, 2001. The address for WorldCom Ventures is c/o WorldCom, Inc., 1801 Pennsylvania Avenue, Washington, D.C. 20006.

(5) Includes 720,000 shares issuable upon exercise of a warrant exercisable within 60 days of December 31, 2000. The address for Microsoft Corporation is One Microsoft Way, Redmond, Washington 98502.

(6) Includes 3,015,833 shares held by Viking Global Equities LP and 2,318,859 shares held by Viking Global Performance LLC (collectively, the Viking Global Entities). The address for the Viking Global Entities is 280 Park Avenue, 35th Floor, New York, New York 10017.

(7) Includes shares held by Ms. Hapka's children, Christopher H. Safaya and Catherine A. Safaya, in the amount of 5,333 shares each. Also includes 407,076 shares from option exercises subject to repurchase by us.

(8) Includes 51,058 shares issuable upon exercise of an option within 60 days of December 31, 2000 and 75,000 stock award shares, which vested within 60 days of December 31, 2000. Of the 75,000 stock award stock award shares, we retained 32,866 to pay Mr. Stringer's tax obligations.

(9) Includes 35,416 shares issuable upon exercise of an option within 60 days of December 31, 2000 and 10,625 stock award shares, which vested within 60 days of December 31, 2000. Of the 10,625 stock award shares, we retained 8,240 to pay Mr. Braukman's tax obligations.

(10) Includes 158,000 shares from option exercise subject to repurchase by us.

(11) Includes 2,000 shares issuable upon exercise of an option within 60 days of December 31, 2000 and 38,382 shares from option exercise subject to repurchase by us.

(12) As of November 2000, Mr. Lanier's employment with us was terminated.

(13) As of November 2000, Mr. Johnston's employment with us was terminated.

(14) Excludes shares held by the KPCB Entities. Mr. Compton, as a General Partner of KPCB, may be deemed to have voting and investment power over the shares held by the KPCB Entities. Mr. Compton disclaims beneficial interest in such shares, except to the extent of his pecuniary interest therein. Includes 45 shares which were mistakenly excluded in the Proxy Statement for the 1999 Annual Meeting.

(15) Includes 57,574 shares held by DLJ Capital Corporation, 287,866 shares held by DLJ First ESC L.L.C., 2,504,129 shares held by Sprout Capital VII, L.P. and 29,084 shares held by The Sprout CEO Fund, L.P. (collectively, the Sprout Entities). Mr. Geeslin, as a General Partner of The Sprout Group, may be deemed to have voting and investment power over the shares held by the Sprout Entities. Mr. Geeslin disclaims beneficial interest in such shares, except to the extent of his pecuniary interest therein.

(16) Excludes shares held by WorldCom Ventures . Ms. Mayer, as President of WorldCom Ventures, may be deemed to have voting and investment power over the shares held by such fund. Ms. Mayer disclaims beneficial interest of such shares, except to the extent of her pecuniary interest therein.

(17) Includes 200,015 shares held by Blue Goose, Ltd., of which the Stensrud Family Trust UTA 9-16-93 (the Stensrud Trust) is a General and Limited Partner, 46,299 shares held by the Stensrud Trust, 10,000 shares held by the Stensrud Charitable Remainder Trust and 50 shares held by his son, Ross Stensrud. Mr. Stensrud is a trustee and one of the beneficiaries of the Stensrud Trust. Mr. Stensrud disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(18) Includes 103,652 shares held by Brentwood Affiliates Fund, L.P. and 2,491,506 shares held by Brentwood Associates VII, L.P., of which Brentwood VII Ventures, L.P. is the general partner (collectively, the Brentwood Entities). Mr. Walecka, as a General Partner of Brentwood Venture Capital, may be deemed to have voting and investment power over the shares held by the Brentwood Entities. Mr. Walecka disclaims beneficial interest in such shares, except to the extent of his pecuniary interest therein. This includes 56,616 shares held in trust, of which Mr. Walecka is the trustee and beneficiary. Mr. Walecka disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mr. Walecka resigned as one of our directors in February 2001.

(19) Mr. Zander resigned as one of our directors in February 2001.

(20) Mr. Levitt disclaims beneficial ownership of all shares held by the HMTF Entities.

(21) Includes 254,723 shares issuable upon exercise of options or warrants exercisable and stock award shares which will vest within 60 days of December 31, 2000 and 603,458 shares from options exercises subject to repurchase by us. Excludes shares held by Brentwood Entities, the KPCB Entities, WorldCom Ventures, HMTF Entities, Microsoft Corporation and Viking Global Performance L.P.

Item 13 - Certain Relationships and Related Transactions

Mr. Stensrud, a member of the Board, served as our President and Chief Executive Officer from February 1997 to June 1997. Mr. Stensrud and Mr. Geeslin, also a member of the Board, both serve as directors for Paradyne Corporation, one of our vendors. Mr. Stringer, our Chief Operating Officer, also serves on the board of advisors for Paradyne. Additionally, from June 1996 through December 1996, Mr. Stensrud served as President of Paradyne. John L. Walecka, a former member of the Board, served until July 1999 as a director for Xylan Corporation, an indirect vendor of ours. The total net purchases during 1998, 1999, and 2000 from Paradyne were approximately $13.0 million, $54.0 million, and $4.4 million, respectively. In addition, during 2000, we acquired additional equipment from this supplier of approximately $18.6 through vender financing. We do not purchase any products directly from Xylan Corporation; rather, purchases of Xylan Corporation products are sourced through Paradyne. The Registrant believes that its transactions with Paradyne and Xylan Corporation were completed at rates similar to those available from alternative vendors.

Ms. Mayer, a member of our Board, serves as President of WorldCom's investment fund and a Senior Vice President of WorldCom. In March 1999, we entered into a strategic arrangement with WorldCom. As part of this strategic arrangement, WorldCom's investment fund invested $30.0 million in us. In addition, WorldCom, as part of the strategic relationship, agreed to designate us as the first choice in its alternative access provisions system for DSL services in certain circumstances. Under this arrangement, WorldCom is committed to sell at least 100,000 of our DSL lines over a period of five years, subject to penalties for failure to reach target commitments. There was no revenue received from WorldCom in 1998 and 1999 under this arrangement. In turn, we have designated WorldCom as our preferred provider of network services. Total purchases from WorldCom during 1998, 1999, and 2000 were approximately $0.4 million, $12.8 million, and $46.3 million, respectively.

Mr. Levitt was elected to the Board of Directors by HMTF pursuant to the terms of the Series E purchase agreement and serves at the discretion of HMTF. HMTF has the right to appoint one representative to our Board provided that it continues to hold 40% of the Series E Preferred Stock purchased by them or the underlying common stock or any combination thereof.

Mr. Blumenfeld served as our Chief Legal Officer and General Counsel from August 1997 through March 2001. He has been a partner in the Washington, D.C. law firm of Blumenfeld & Cohen since 1984. In connection with Mr. Blumenfeld's employment with us, we issued to him options to purchase 438,115 shares of Common Stock at an exercise price of $0.04 per share, which were exercised in January 1998. In addition, Mr. Blumenfeld and certain other partners of Blumenfeld & Cohen purchased an aggregate of 140,000 shares of Series A Preferred Stock at $1.00 per share, which converted into 336,000 shares of Common Stock upon the closing of our IPO in April 1999. For the years ended December 31, 1999 and 2000, we incurred expenses for legal fees to Blumenfeld & Cohen of approximately $2.4 million and $4.7 million, respectively. Under the terms of a written employment agreement with Mr. Blumenfeld, we agreed to employ him as Chief Legal Officer and General Counsel at an annual salary of $110,000 for a minimum time commitment by Mr. Blumenfeld of 24 hours a week. Under the terms of such agreement, Blumenfeld & Cohen has agreed to charge us at a discount from its regular rates for legal services, including Mr. Blumenfeld's
time in excess of his minimum time commitment.   In connection with the
termination of Mr. Blumenfeld's employment effective as of March 31, 2001, the Company paid Mr. Blumenfeld $290,000, plus miscellaneous benefits.

In addition to the indemnification provisions contained in our Restated Certificate of Incorporation and Bylaws, we have entered into separate indemnification agreements with each of its directors and officers. These agreements require us to, among other things, indemnify such director or officer against expenses (including attorneys' fees), judgments, fines and settlements (collectively, Liabilities) paid by such individual in connection with any action, suit or proceeding arising out of such individual's status or service as one of our directors or officers (other than Liabilities arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

All future transactions between us and our officers, directors, principal stockholders and affiliates will be approved by a majority of the independent and disinterested members of the Board and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules, Reports on Form 8-K

Financial Statements:

     .  Report of Independent Accountants
     .  Consolidated Balance Sheets as of December 31, 2000 and 1999
     . Consolidated Statements of Operations and Comprehensive Income as of December 31, 2000, 1999 and 1998
     . Consolidated Statements of Cash Flows as of December 31, 2000, 1999 and 1998
     . Consolidated Statements of Stockholders' Equity as of December 31, 2000, 1999 and 1998

Financial Statement Schedules:

     .  Report of Independent Accountants on Financial Statement Schedule
        Schedule II - Valuation and Qualifying Accounts

     All other schedules have been omitted because the information is not required or is included in the consolidated financial statements.

Current Reports on Form 8-K:

No reports on Form 8-K were filed during the last quarter of 2000.

Exhibits:

Exhibit
No.         Description
--------------------------------------------------------------------------------

3.1(8)      Restated Certificate of Incorporation of Rhythms NetConnections Inc.
3.2(8)      Certificate of Amendment of Restated Certificate of Incorporation of
            the Registrant.
3.3(2)      Certificate of Designation of Series 1 Junior Participating
            Preferred Stock of Registrant.
3.4(2)      Restated Bylaws of the Registrant.
3.5(7)      Certificate of Designation of 6 3/4% Series F Convertible Preferred
            Stock of Registrant.
3.6(7)      Certificate of Designation of 8 1/4% Series E Convertible Preferred
            Stock of Registrant.
4.1(2)      Form of Certificate of common stock.
4.2(1)      Indenture, dated as of May 5, 1998, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee, including form of the Registrant's 13 1/2% Senior Discount
            Notes due 2008, Series A and form of Registrant's 13 1/2% Senior
            Discount Notes due 2008, Series B.
4.3(1)      Warrant Agreement, dated as of May 5, 1998, by and between the
            Registrant and State Street Bank and Trust Company of California,
            N.A.
4.4(1)      Warrant Registration Rights Agreement, dated as of May 5, 1998, by and among the Registrant and Merrill Lynch & Co., Merrill Lynch,
            Pierce, Fenner & Smith Incorporated, and Donaldson, Lufkin &
            Jenrette Securities Corporation.
4.5(2)      Warrant to Purchase Shares of Common Stock, dated May 19, 1998, by and between Registrant and Sun Financial Group, Inc.
4.6(2)      Common Stock Purchase Warrant, dated March 3, 1999, by and between the Registrant and MCI WorldCom Venture Fund, Inc.
4.7(2)      Common Stock Purchase Warrant, dated March 16, 1999, by and between the and Microsoft Corporation.
4.8(2)      Warrant to Purchase Shares of Common Stock, dated March 31, 1999, by and between and GATX Capital Corporation.

Exhibit
No.         Description
--------------------------------------------------------------------------------
4.9(2)      Warrant Purchase Agreement, dated as of April 6, 1999, by and between Registrant and MCI WorldCom Venture Fund, Inc.
4.10(2)     Common Stock Purchase Warrant, dated April 6, 1999, by and among the
            Registrant and MCI WorldCom Venture Fund, Inc.
4.11(2)     Common Stock Purchase Warrant, dated April 6, 1999, by and among the
            Registrant and U.S. Telesource, Inc.
4.12(2)     Common Stock Purchase Warrant, dated April 5, 1999, by and among the
            Registrant and Cisco Systems Capital Corporation.
4.13(2)     Rights Agreement, dated April 2, 1999, by and among Registrant and
            American Securities Transfer & Trust, Inc.
4.14(3)     Indenture, dated as of April 23, 1999, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee, Including form of the Registrant's 12 3/4% Senior Notes due
            2009, Series A and form of the Registrant's 12 3/4% Senior Notes due
            2009, Series B.
4.15(3)     Notes Registration Rights Agreement, dated as of April 23, 1999, by and among the Registrant and Merrill Lynch & Co., Merrill Lynch,
            Pierce Fenner & Smith Incorporated, Salomon Smith Barney Inc. and
            Chase Securities Inc.
4.16(3)     Pledge and Escrow Agreement, dated as of April 23, 1999, from the
            Registrant as Pledgor to State Street Bank and Trust Company of
            California, N.A., as trustee.
4.17(4)     Amendment No. 1 to Warrant Agreement, dated as of August, 1999 between the Registrant and State Street Bank and Trust Company of
            California, N.A.
4.18(7)     Indenture, dated February 23, 2000, by and between the Registrant and State Street Bank and Trust Company of California, N.A., as trustee, including form of the Registrant's 14% Senior Notes due
            2010, Series A and form of the Registrant's 14% Senior Notes due
            2010, Series B.
4.19(7)     Notes Registration Statement, dated as of February 23, 2000, among the Registrant, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, and Salomon Smith Barney Inc., Chase
            Securities Inc., and Credit Suisse First Boston.
4.20(7)     Registration Rights Agreement, dated March 3, 2000, by and among the
            Registrant and Merrill Lynch, Pierce, Fenner and Smith Incorporated and Salomon Smith Barney Inc.
4.21(7)     Registration Rights Agreement, dated March 16, 2000, by and among the Registrant and the entities listed on Schedule I thereto.
4.22(12)    Rhythms NetConnections Inc. 2000 Stock Award Plan and Form of Stock
            Award Agreement.
4.23(9)     Amended and Restated Rhythms NetConnections Inc. 2000 Stock Award
            Plan and Form of Stock Award Agreement.
9.1(1)      Voting Trust Agreement, dated as of May 5, 1998, by and among Sprout
            Capital VII, L.P., Donaldson Lufkin & Jenrette Securities
            Corporation, and First Union Trust Company, National Association, as trustee.
9.2(1)      Voting Trust Agreement, dated as of March 12, 1998, by and between
            Enron Communications Group, Inc. and the Registrant, as trustee.
10.1(1)     Series A Preferred Stock Purchase Agreement, dated July 3, 1997, by and among the Registrant and the Investors listed on Schedule A thereto.
10.2(1)     Subsequent Closing Purchase Agreement, dated December 23, 1997, by and among the Registrant and the Investors listed on Schedule A thereto.
10.3(1)     Series B Preferred Stock Purchase Agreement, dated March 12, 1998, by and among the Registrant and the Investors listed on Schedule A thereto.
10.4(2)     Enterprise Services Solution Agreement between Cisco Systems, Inc.
            and the Registrant, dated December 3, 1998
10.5(2)     Series C Preferred Stock Purchase Agreement, dated March 3, 1999, by and among the Registrant and MCI WorldCom Venture Fund, Inc.
10.6(2)     Amended and Restated Investors' Rights Agreement, dated March 3,
            1999, by and among the Registrant and the Investors listed on Schedule A thereto.
10.7(2)     Agreement, dated March 3, 1999, by and between the Registrant and
            MCI WorldCom, Inc.

Exhibit
No.         Description
--------------------------------------------------------------------------------
10.8(2)     Series C Preferred Stock and Warrant Purchase Agreement, dated March
            16, 1999, by and among the Registrant and Microsoft Corporation.
10.9(2)     Amended and Restated Investors' Rights Agreement, dated March 16,
            1999, by and among the Registrant and the Investors listed on
            Schedule A thereto.
10.10(2)    Distribution Agreement, dated March 16, 1999, by and among the
            Registrant and Microsoft Corporation.
10.11(1)    Master Lease Agreement No. 1642 and Addendum thereto, each dated
            November 19, 1997, and Second Addendum thereto, dated as of May 19,
            1998, between the Registrant and Sun Financial Group, Inc.
10.12(2)    Business Lease (Single Tenant) between the Registrant and BR
            Venture, LLC dated September 1998.
10.13(1)    Employment Agreement between the Registrant and Catherine M. Hapka, dated June 10, 1997.
10.14(1)    1997 Stock Option/Stock Issuance Plan.
10.15(2)    1999 Stock Incentive Plan.
10.16(2)    1999 Employee Stock Purchase Plan.
10.17(1)    Form of Indemnification Agreement between the Registrant and each of its directors.
10.18(1)    Form of Indemnification Agreement between the Registrant and each of its officers.
10.19(2)    QuickStart Loan and Security Agreement, dated October 29, 1997, between the Registrant and Silicon Valley Bank.
10.20(2)    Third Addendum, dated March 31, 1999, to Master Lease Agreement, dated November 19, 1997, by and among Company and GATX Capital
            Corporation
10.21(2)    Master Lease Agreement, dated March 31, 1999, by and among Company and GATX Capital Corporation.
10.22(2)    First Addendum, dated March 31, 1999, to Master Lease Agreement, dated March 31, 1999, by and among Company and GATX Capital
            Corporation.
10.23(2)    Amendment No. 1, dated April 6, 1999, to Framework Agreement, dated
            March 3, 1999, by and among the Registrant and MCI WorldCom, Inc.
10.24(2)    Series C Preferred Stock and Warrant Purchase Agreement, dated April
            6, 1999, by and among the Registrant and U.S Telesource, Inc.
10.25(2)    Series D Preferred Stock Purchase Agreement, dated April 6, 1999, by and among the Registrant and the Investors listed on Schedule A thereto.
10.26(2)    Amended and Restated Investors' Rights Agreement, dated April 6,
            1999, by and among the Registrant and the Investors listed on
            Schedule A thereto.
10.27(2)    Lease Agreement, dated April 5, 1999, by and among the Registrant and Cisco Systems Capital Corporation.
10.28(3)    Amendment No. 2, dated May 10, 1999, to Framework Agreement, dated
            March 3, 1999, by and among the Registrant and MCI WorldCom, Inc.
10.29(4)    Employment Agreement with Steve Stringer.
10.30(2)    Employment Agreement with Michael Lanier.
10.31(5)    Master Lease Agreement, dated July 30, 1999, by and between the
            Company and GATX Capital Corporation
10.32(6)    ACI Plus Service Agreement, dated April 6, 1999, by and between the
            Company and Qwest Communications Corporation.
10.33(7)    Joint Venture Agreement, dated January 1, 2000, by and between the
            Company, Rhythms Links, Inc. and Optel Communications Corporation.
10.34(7)    Preferred Stock and Warrant Purchase Agreement, dated February 6,
            2000 by and between the Registrant and the Purchasers listed on
            Schedule I thereto.
10.35(13)   Amendment to Rights Agreement, dated February 6, 2000, by and between Registrant and Computershare Trust Company, Inc.
10.36(7)    Purchase Agreement, dated February 16, 2000, by and between the
            Registrant and the Initial Purchasers listed on Schedule I thereto.

Exhibit
No.         Description
--------------------------------------------------------------------------------
10.37(7)    Purchase Agreement, dated February 28, 2000 by and between the
            Registrant and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner &
            Smith Incorporated and Salomon Smith Barney Inc.
10.38(7)    Employment Agreement with David J.  Shimp.
10.39(7)    Employment Agreement with Scott C.  Chandler.
10.40(4)    Plus Service Agreement, dated April 6, 1999, by and between the
            Registrant and Qwest Communications Corporation.
10.41(8)    Sublease, dated January 1, 2000, by and between the Registrant and
            Cyprus Amax Minerals Company
10.42(11)   Purchase and Sale Agreement, dated April 6, 2000, by and between
            Rhythms NetConnections Inc. and MGA Development Associates, L.P.
10.43(11)   Special Warranty Deed, dated May 8, 2000, by and between Rhythms
            NetConnections Inc. and MGA Development Associates. L.P.
10.44(11)   Dividend Payment Agreement, dated June 2, 2000, by and between
            Rhythms NetConnections Inc. and American Securities Transfer &
            Trust, Inc.
10.45(14)   Series B Preferred Stock Purchase Agreement, dated July 12, 2000, by and between At Home Network Solutions, Inc., RATHM, Inc. and other
            Investors signatory hereto.
10.45(14)   Consent and Amendment, dated October 2, 2000, by and between the
            Registrant, Rhythms Links Inc., RAxxent, Inc., RCanada, Inc., Axxent
            Corp. and Rhythms Canada Inc.
10.46*      Restricted Stock Purchase Agreement, dated September 29, 2000, between the Registrant and FireTap Communications Incorporated
10.47*      Employment Offer letter with J. W. Braukman
10.48*      Assignment of DSL Lines and Mutual Release, dated March 16, 2001, between Registrant and Steel Enterprise Holdings, Inc.
10.49*      Stock Purchase Agreement, dated December 2000, between Registrant and MegaPath Networks Incorporated
12.1(13)    Computation of Ratio of Earning to Combined Fixed Changes and
            Preferred Dividends.
21.1 *      Subsidiaries of the Registrant.
23.1 *      Consent of PricewaterhouseCoopers LLP.
24.1(10)    Power of Attorney.
------------

*    Filed herewith.

(1) Previously filed with the Commission as an exhibit to the registration statement on Form S-4 (File No. 333-59393) and incorporated herein by reference.

(2) Previously filed with the Commission as an exhibit to the registration statement on Form S-1 (File No. 333-72409) and incorporated herein by reference.

(3) Previously filed with the Commission as an exhibit to the registration statement on Form S-4 (File No. 333-82637) and incorporated herein by reference.

(4) Previously filed with the Commission as an exhibit to the registration statement on Form S-1 (File No. 333-82867) and incorporated herein by reference.

(5) Previously filed with the Commission as an exhibit to Form 10-Q filed November 11, 1999 and incorporated herein by reference.

(6) Previously filed with the Commission as an exhibit to Form 10-Q filed August 11, 1999 and incorporated herein by reference.

(7) Previously filed with the Commission as an exhibit to Form 10-K filed March 30, 2000 and incorporated herein by reference.

(8) Previously filed with the Commission as an exhibit to the registration statement on Form S-4 (File No. 333-37618) and incorporated herein by reference.

(9) Previously filed with the Commission as an exhibit to the registration statement on Form S-8 (File No. 333-41874) and incorporated herein by reference.

(10) Included in Part IV of this annual report on Form 10-K under the caption "Signatures."

(11) Previously filed with the Commission as an exhibit to Form 10-Q filed August 14, 2000 and incorporated herein by reference.

(12) Previously filed with the Commission as an exhibit to the registration statement on Form S-8 (File No. 333-41874) and incorporated herein by reference.

(13) Previously filed with the Commission as an exhibit to the registration statement on Form S-3 (File No. 333-38334) and incorporated herein by reference.

(14) Previously filed with the Commission as an exhibit to Form 10-K file November 11, 2000 and incorporated by reference.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                           RHYTHMS NETCONNECTIONS INC.

Dated: March 30, 2001      By:  /s/ J.  W. Braukman
                              --------------------------------------------------
                                    J. W. Braukman,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Know all mean by these presents, that each person whose signature appears below constitutes and appoints Catherine M. Hapka and J.W. Braukman, his or her attorney-in-fact, with power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 30, 2001               By:  /s/ Catherine M. Hapka
                                       ----------------------------------
                                    Catherine M. Hapka
                                    Chairman and Chief Executive Officer

Dated: March 30, 2001               By:  /s/ Steve Stringer
                                       ----------------------------------
                                    Steve Stringer
                                    President and Chief Operating Officer

Dated: March 30, 2001               By:  /s/ J. W. Braukman
                                       ----------------------------------
                                    J. W. Braukman
                                    Chief Financial Officer

Dated: March 30, 2001               By:  /s/ Susan Mayer
                                       ----------------------------------
                                    Susan Mayer
                                    Director

Dated: March  30, 2001              By:  /s/ William R. Stensrud
                                       ----------------------------------
                                    William R. Stensrud
                                    Director

Dated: March 30, 2001               By:  /s/ Keith B. Geeslin
                                       ----------------------------------
                                    Keith B. Geeslin
                                    Director

Dated: March 30, 2001               By:  /s/ Kevin R. Compton
                                       ----------------------------------
                                    Kevin R. Compton
                                    Director

Dated: March 30, 2001               By:  /s/ Michael J. Levitt
                                       ----------------------------------
                                    Michael J. Levitt
                                    Director

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Rhythms NetConnections Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of cash flows, and of stockholders' equity (deficit) present fairly, in all material respects, the financial position of Rhythms NetConnections Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a total stockholders' deficit. In addition, one of the Company's leasing companies has notified the Company that an event of default has occurred for failure to maintain certain covenants. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
Denver, Colorado
February 22, 2001, except for Note 12,
as to which the date is March 29, 2001

                          RHYTHMS NETCONNECTIONS INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)

                                                                                            December 31,       December 31,
                                     ASSETS                                                     1999               2000
-------------------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                                                   $   48,247            $ 11,444
Short-term investments                                                                         292,008             493,050
Restricted cash                                                                                 36,707              43,132
Accounts, loans, interest, and other receivables, net                                           10,844              36,371
Inventory                                                                                        4,071               7,911
Prepaid expenses and other current assets                                                        8,460              37,034
--------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                           400,337             628,942
--------------------------------------------------------------------------------------------------------------------------
Furniture, fixtures and equipment, net                                                         124,831             256,837
Collocation fees, net                                                                           57,421              77,947
Restricted cash                                                                                 59,526              21,271
Deferred business acquisition costs, net of accumulated amortization of $4,765 and $10,280      18,425               8,145
Deferred debt issue costs, net of accumulated amortization of $924 and $1,434                   16,194              23,824
Other assets                                                                                     8,690              39,295
--------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                 $ 685,424         $ 1,056,261
==========================================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
Current portion of long-term debt                                                            $     333         $       110
Accounts payable                                                                                22,408              38,296
Cash overdrafts                                                                                  8,487                   -
Interest payable                                                                                 8,787              24,537
Accrued expenses and other current liabilities                                                  23,163              69,517
--------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                       63,178             132,460
--------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                     111                   -
Senior notes payable                                                                           505,696             832,168
Other liabilities                                                                                  110               7,812
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                              569,095             972,440
--------------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable common stock warrants                                                        42                  42
Mandatorily redeemable preferred stock                                                               -             449,782
--------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized;
      78,255,707 shares issued as of 1999 and 79,739,764 as of 2000                                 78                  80
Treasury stock, at cost; 988,894 shares as of 1999 and none as of 2000                            (469)                  -
Additional paid-in capital                                                                     373,604             424,330
Warrants                                                                                        10,397              58,506
Deferred compensation                                                                          (12,320)            (18,542)
Accumulated deficit                                                                           (257,636)           (825,800)
Accumulated comprehensive income                                                                 2,633              (4,577)
--------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit)                                                           116,287            (366,003)
--------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                         $ 685,424         $ 1,056,261
==========================================================================================================================

  The accompanying notes are an integral part of these consoliated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)

                                                                                           Year Ended
                                                                                          December 31,
                                                                     --------------------------------------------------
                                                                         1998                1999              2000
-----------------------------------------------------------------------------------------------------------------------
Revenue:
   Service and installation, net                                     $      528         $    11,089        $    46,138
-----------------------------------------------------------------------------------------------------------------------
Operating Expenses:
   Network and service costs                                              4,695              68,161            210,274
   Selling, marketing, general and administrative                        23,153             114,689            279,978
   Depreciation and amortization                                          1,081              12,639             49,968
   Amortization of deferred business acquisition costs                        -               4,765             10,280
-----------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                          28,929             200,254            550,500
-----------------------------------------------------------------------------------------------------------------------

Loss from operations                                                    (28,401)           (189,165)          (504,362)
-----------------------------------------------------------------------------------------------------------------------

Other Income (Expense):
Interest income                                                           5,813              22,673             51,286
Interest expense (including amortized debt
   discount and issue costs)                                            (13,779)            (52,537)          (105,213)
 Litigation settlement                                                        -                   -             (7,588)
 Equity in losses of affiliates                                               -                   -             (2,432)
Other income                                                                 33                 149                145
-----------------------------------------------------------------------------------------------------------------------
       Total other income (expense)                                      (7,933)            (29,715)           (63,802)
-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================
Net Loss                                                             $  (36,334)        $  (218,880)       $  (568,164)
=======================================================================================================================

Preferred stock dividends and accretion                                       -                   -             38,753
=======================================================================================================================
Net Loss Available to Common Shareholders                            $  (36,334)        $  (218,880)       $  (606,917)
=======================================================================================================================

Net Loss Per Share:
   Basic                                                             $   (12.18)        $     (4.15)       $     (7.99)
=======================================================================================================================
   Diluted                                                           $   (12.18)        $     (4.15)       $     (7.99)
=======================================================================================================================

Shares Used in Computing Net Loss Per Share:
   Basic                                                              2,984,216          52,770,402         75,941,610
=======================================================================================================================
   Diluted                                                            2,984,216          52,770,402         75,941,610
=======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                (In thousands)

                                                               Year Ended December 31,
                                                  -------------------------------------------------
                                                     1998               1999                2000
---------------------------------------------------------------------------------------------------
Net Loss                                          $ (36,334)        $ (218,880)         $ (568,164)

Cumulative translation adjustment                         -                  -                 110

Loss on available-for-sale securities                     -              2,633              (7,320)
---------------------------------------------------------------------------------------------------

Total comprehensive loss                          $ (36,334)        $ (216,247)         $ (575,374)
---------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                             Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                                                     1998             1999            2000
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net loss                                                                     $  (36,334)     $ (218,880)    $   (568,164)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization of furniture, fixtures, equipment, and
           collocation fees                                                              539          12,639           49,968
         Amortization of deferred business acquisition costs                               -           4,765           10,280
         Amortization of debt discount and deferred debt issue costs                  13,882          23,939           27,906
         Amortization of deferred compensation                                           725           3,742           11,696
         Equity in losses of affiliates                                                    -               -            2,432
         Bad debt expense                                                                 50             317            5,233
         Other                                                                           387            (142)              52
         Changes in assets and liabilities:
            Increase in accounts, loans, interest, and other receivables, net         (2,426)         (8,785)         (30,760)
            Increase in inventory                                                       (340)         (3,731)          (3,840)
            Increase in prepaid expenses and other current assets                       (135)         (8,230)         (28,574)
            Increase in other assets                                                    (318)           (382)         (15,297)
            Increase in accounts payable                                               2,287          11,807           15,888
            Increase in interest payable                                                  39           8,748           15,750
            Increase in accrued expenses and other current liabilities                 2,440          20,347           46,354
            Increase in other liabilities                                                180              72            7,557
------------------------------------------------------------------------------------------------------------------------------
                Net cash used for operating activities                               (19,024)       (153,774)        (453,519)
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Purchases of short-term investments                                            (451,870)       (451,660)      (6,685,550)
     Maturities of short-term investments                                            336,373         275,149        6,484,508
     Purchases (maturities) of government securities as restricted cash, net               -         (96,233)          31,830
     Investment in common stock and preferred stock                                        -          (5,325)         (25,000)
     Purchases of furniture, fixtures, and equipment                                  (9,973)       (147,358)        (175,343)
     Payments of collocation fees                                                    (13,562)        (45,974)         (27,104)
------------------------------------------------------------------------------------------------------------------------------
                Net cash used for investing activities                              (139,032)       (471,401)        (396,659)
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Proceeds from leasing company for equipment                                       6,606          23,755                -
     Proceeds from issuance of senior notes and warrants                             150,365         325,000          300,000
     Payments of debt issue costs                                                     (6,519)        (10,598)          (9,064)
     Proceeds from borrowings on long-term debt                                          432               -                -
     Repayments of long-term debt                                                       (195)           (361)            (334)
     Proceeds from issuance of common stock                                              242         248,748            4,847
     Proceeds from issuance of preferred stock and warrants, net                      18,292          75,000          526,655
     Payments of equity issue costs                                                        -         (17,473)               -
     Bank overdraft                                                                        -           8,487           (8,487)
     Purchase of treasury stock                                                          (18)           (451)            (242)
------------------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                            169,205         652,107          813,375
------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                             11,149          26,932          (36,803)
Cash and cash equivalents at beginning of period                                      10,166          21,315           48,247
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $   21,315      $   48,247     $     11,444
------------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of cash flow information:
     Cash paid for interest                                                       $       66      $   19,850     $     61,529
------------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and financing activities:
------------------------------------------------------------------------------------------------------------------------------
     Furniture, fixtures, and equipment purchases payable                         $    7,363      $      547     $      1,086
     Business acquisition costs from issuance of preferred stock and warrants     $        -      $   22,010     $          -
     Warrants issued to leasing companies                                         $        -      $    1,180     $          -
     Dividends paid with stock                                                    $        -      $        -     $     10,125
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   (In thousands, except per share amounts)

                                     Preferred           Common
                                       Stock             Stock          Treasury                                          Total
                                      $0.001            $0.001            Stock       Addit-                              Stock-
                                     par value         par value         at Cost      ional     Deferred       Accu-      holders'
                                -----------------  ----------------  --------------   Paid-In    Compen-      mulated      Equity
                                Shares     Amount  Shares    Amount  Shares  Amount   Capital    sation       Deficit     (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997    12,490,000     12  2,482,222      2       -       -    14,012     (1,258)      (2,422)      10,346

Issuance of Series A
  preferred stock for cash         365,094      1          -      -       -       -       291          -            -          292
Issuance of Series B
  preferred stock for cash       4,044,943      4          -      -       -       -    17,996          -            -       18,000
Issuance of common stock
  upon exercise of options               -      -  5,560,308      6       -       -       236          -            -          242
Purchase of treasury stock
  for cash                               -      -          -      - 438,115     (18)        -          -            -          (18)
Deferred compensation from
  grants of options to
  purchase common stock                  -      -          -      -       -       -     4,908     (4,908)           -            -
Amortization of deferred
  compensation                           -      -          -      -       -       -         -        725            -          725
Reversal of deferred
  compensation from
  cancellatioin of grants
  to purchase common stock               -      -          -      -       -       -      (231)       231            -            -
Net loss                                 -      -          -      -       -       -         -          -      (36,334)     (36,334)
Balance at December 31, 1998    16,900,037 $   17  8,042,530 $    8 438,115  $  (18)  $37,212   $ (5,210)    $(38,756)    $ (6,747)
-----------------------------------------------------------------------------------------------------------------------------------



                                           Preferred Stock         Common Stock       Treasury Stock
                                          $0.001 par value      $0.001 par value          at Cost      Additional
                                          -----------------    -----------------    ----------------    Paid-In
                                          Shares     Amount    Shares     Amount    Shares    Amount    Capital    Warrants
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998             16,900,037  $    17   8,042,530  $    8   438,115   $  (18)  $  37,212  $      -
Issuance of common stock
 in initial public offering                       -       -   10,781,250      11         -       -      226,395         -
Issuance of common stock upon
 exercise of options for cash                     -       -    2,711,247       3         -       -        3,333         -
Issuance of common stock in
 secondary offering                               -       -      594,279       -         -       -       17,233         -
Issuance of common stock upon
 cashless exercise of warrants                    -       -    4,954,085       5         -       -        6,520         -
Issuance of Series C preferred
 stock and warrants for cash              8,395,655       8            -       -         -       -       60,368     7,124
Issuance of Series D preferred
 stock and warrants for cash                441,176       -            -       -         -       -        6,317     1,183
Business relationship value
 arising from issuance of
  Series C and D preferred stock                  -       -            -       -         -       -       21,100         -
Costs arising from issuances of
 Series C and D preferred stock                   -       -            -       -         -       -         (245)        -
Conversion of preferred stock to
 common upon initial
  public offering                       (25,736,868)    (25)  51,076,051      51         -       -          (26)        -
Costs arising from
 public offerings                                 -       -            -       -         -       -      (17,224)        -
Purchase of treasury stock
 for cash                                         -       -            -       -   550,779    (451)           -         -
Issuance of warrants to
 leasing companies                                -       -            -       -         -       -            -     1,180
Issuance of warrants to business
 partner                                          -       -            -       -         -       -            -       910
Stock issuance under employee
 stock purchase plan                              -       -       96,265       -         -       -        1,769         -
Deferred compensation from grants
 of options to purchase
  common stock                                    -       -            -       -         -       -       11,428         -
Amortization of deferred compensation             -       -            -       -         -       -            -         -
Reversal of deferred compensation
 from cancellation of grants to
  purchase common stock                           -       -            -       -         -       -         (576)        -
Net loss                                          -       -            -       -         -       -            -         -
Unrealized gain on available-
 for-sale securities                              -       -            -       -         -       -            -         -
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                      -     $ -   78,255,707     $78   988,894   $(469)    $373,604  $ 10,397


                                                                                   Accumulated
                                                                                     Other            Total
                                                    Deferred     Accumulated      Comprehensive    Stockholders'
                                                  Compensation    Deficit            Income      Equity (Deficit)
                                                  ---------------------------------------------------------------
Balance at December 31, 1998                      $  (5,210)     $  (38,756)      $      -         $  (6,747)
Issuance of common stock
 in initial public offering                              -                -              -           226,406
Issuance of common stock upon
 exercise of options for cash                            -                -              -             3,336
Issuance of common stock in
 secondary offering                                      -                -              -            17,233
Issuance of common stock upon
 cashless exercise of warrants                           -                -              -             6,525
Issuance of Series C preferred
 stock and warrants for cash                             -                -              -            67,500
Issuance of Series D preferred
 stock and warrants for cash                             -                -              -             7,500
Business relationship value
 arising from issuance of
  Series C and D preferred stock                         -                -              -            21,100
Costs arising from issuances of
 Series C and D preferred stock                          -                -              -              (245)
Conversion of preferred stock to
 common upon initial
  public offering                                        -                -              -                 -
Costs arising from
 public offerings                                        -                -              -           (17,224)
Purchase of treasury stock
 for cash                                                -                -              -              (451)
Issuance of warrants to
 leasing companies                                       -                -              -             1,180
Issuance of warrants to business
 partner                                                 -                -              -               910
Stock issuance under employee
 stock purchase plan                                     -                -              -             1,769
Deferred compensation from grants
 of options to purchase
  common stock                                     (11,428)               -              -                -
Amortization of deferred compensation                3,742                -              -            3,742
Reversal of deferred compensation
 from cancellation of grants to
  purchase common stock                                576                -              -                -
Net loss                                                 -         (218,880)             -         (218,880)
Unrealized gain on available-
 for-sale securities                                     -                -          2,633            2,633
-----------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                      $(12,320)       $(257,636)       $ 2,633        $ 116,287
-----------------------------------------------------------------------------------------------------------

                          RHYTHMS NETCONNECTIONS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)

                                    Common Stock
                                      $0.001        Treasury Stock                          Def-                          Total
                                     par value          at Cost      Additional            erred     Accumu-  Compre-  Stockholders'
                                  --------------------------------    Paid-In              Compen-    lated   hensive     Equity
                                  Shares    Amount  Shares  Amount    Capital    Warrants  sation    Deficit   Income   (Deficit)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999      78,255,707 $ 78   988,894  $(469)  $ 373,604  $ 10,397 $(12,320) $(257,636) $ 2,633  $ 116,287

Issuance of common stock
     upon exercise of
     options for cash                346,006    -         -      -       1,258         -        -          -        -      1,258
Issuance of treasury stock
     upon settlement
     of litigation                         -    -  (438,115)    18          71         -        -          -        -         89
Issuance of Series E
     preferred stock warrants
     for cash, net                         -    -         -      -           -    48,109        -          -        -     48,109
Beneficial conversion feature
     of Series E preferred
     stock                                 -    -         -      -      57,410         -        -          -        -     57,410
Purchase of treasury stock
     for cash                              -    -   358,959   (242)          -         -        -          -        -       (242)
Issuance of treasury stock
     upon cashless exercise
     of warrants                           -    -     9,041   (197)          -         -        -          -        -       (197)
Accrued Series E and F
     preferred stock dividends             -    -         -      -     (34,500)        -        -          -        -    (34,500)
Accretion of Series E and F
     preferred stock                       -    -         -      -      (4,253)        -        -          -        -     (4,253)
Stock issuance under employee
     stock purchase plan             282,916    -  (282,919)   434       3,155         -        -          -        -      3,589
Deferred compensation from
     grants of common stock                -    -  (635,860)   456      23,017         -  (23,473)         -        -          -
Amortization of deferred
     compensation                          -    -         -      -           -         -   11,696          -        -     11,696
Reversal of deferred
     compensation from
     cancellation of grants
     to purchase common stock              -    -         -      -      (5,555)        -    5,555          -        -          -
Series F preferred stock
     dividend paid                   855,135    2         -      -      10,123         -        -          -        -     10,125
Net loss                                   -    -         -      -    (568,164)        - (568,164)
Cumulative translation adjustment          -    -         -      -           -         -        -          -      110        110
Unrealized loss on available-
     for-sale securities                   -    -         -      -           -         -        -          -   (7,320)    (7,320)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000      79,739,764 $ 80         -  $   -   $ 424,330   $58,506 $(18,542) $(825,800) $(4,577) $(366,003)
--------------------------------------------------------------------------------------------------------------------------------


    The accompanying notes are an integral part of these consolidated financial statements.

RHYTHMS NETCONNECTIONS INC.
Notes to Consolidated Financial Statements


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Rhythms NetConnections Inc. (the Company), a Delaware corporation, was formed in February 1997. The Company is in the business of providing broadband local access communication services to large enterprises, telecommunications carriers and their Internet service provider (ISP) affiliates and other ISPs. The Company's services include a range of high-speed, "always on" connections that offer its customers both cost and performance advantages when accessing the Internet or private networks. The Company uses multiple digital subscriber line
(DSL) technologies to provide data transfer rates ranging from 128 kbps to 8.0 Mbps delivering data to the end user and from 128 kbps to 1.5 Mbps receiving data from the end user. The Company began offering commercial services in the U.S. in April 1998.

The Company has had losses since inception of approximately $825.8 million, had negative cash flows from operations of $453.5 million in 2000, and has a net stockholders' deficit of $367.5 million at December 31, 2000. While the Company estimates that it has sufficient cash to fund its operations into January 2002, the Company continues to use significant amounts of its available cash balances to fund its operating needs and capital expenditures. Also, in January 2001, one of the Company's leasing companies, GATX Capital Corporation, notified the Company that an Event of Default had occurred for failure to maintain certain operating cash flow covenants (see Note 11). These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In March 2001, the Company's Board of Directors (Board) engaged Lazard Freres & Co. LLC, an investment banking firm to provide financial advice and assist the Company in evaluating strategic alternatives and other possible financial transactions, including, but not limited to, a sale of the Company, a strategic transaction, joint venture or partnership with a financial, strategic or industry partner or other similar transaction, a debt and/or equity financing or restructuring, a public or private sale of debt or equity securities or assets, and/or acquisition, merger, consolidation, reorganization, recapitalization or other business combination. While the Company will consider all commercially reasonable alternatives, there can be no assurance that a transaction will be consummated on terms acceptable to the Board, or at all.

The Company's ultimate success depends upon, among other factors, raising substantial additional financing; attracting and retaining customers; rapidly scaling operations and the systems that support those operations; effectively responding to competitive developments; complying with governmental regulatory requirements; and continuing to attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing these matters and failure to do so could have a material adverse effect on the Company's business, prospects, operating results and financial condition. The Company's significant operating losses are expected to continue, which will require additional financing.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The equity method of accounting is used for companies and other investments in which the Company has significant influence. Generally this represents ownership of at least 20% and not more than 50% (see
Note 7). All significant intercompany transactions have been eliminated in consolidation.

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

Revenue Recognition

Revenue consists of recurring fees for monthly DSL service and customer network connectivity, and nonrecurring fees, which can include certain fees such as service activation, equipment and installation. Customer contracts are renewable and range from one to three years in duration with payments due on a monthly basis. Monthly recurring service revenue is recorded in the month the services are rendered. Effective January 1, 2000, the Company adopted Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 sets forth certain SEC views on how revenue should be recognized and whether revenues can be split among associated elements of a contract. Based on the Company's review of SAB 101, it determined that certain revenues associated with installation and equipment sales should be deferred and recognized over the expected customer life. Costs associated with these revenues up to the amount of deferred revenues are deferred and amortized over the expected customer life. Costs in excess of revenues are deferred and are being amortized over the contractual life. The adoption of SAB 101 had no impact on the Company's net loss or earnings per share in 2000. Revenue deferred at December 31, 2000 was $12.4 million. If SAB 101 had been adopted January 1, 1998, proforma revenue and network service costs would have been $74,000 and $4.2 million, respectively, in 1998 and $8.1 million and $65.1 million, respectively, in 1999.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money market funds, certificates of deposit, obligations of the U.S. government and its agencies and commercial paper with a maturity of three months or less at the time of purchase. Included in accounts payable are outstanding checks in excess of cash balances of $8.5 million at December 31, 1999 and none at December 31, 2000.

Short-Term Investments

Short-term investments consist of obligations of the U.S. government and its agencies and commercial paper that have a maturity between 91 days and one year from the date of purchase. Management determines the appropriate classification of marketable debt and equity securities at the time of purchase.

Restricted Cash

Restricted cash is made up of a portfolio of U.S. government securities purchased to secure payment of the first six scheduled interest payments, of which three payments remain, on the 1999 senior notes.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for long-term debt other than the 12 3/4% senior notes, 13 1/2% senior discount notes, and 14% senior notes, approximate fair value based upon management's best estimates of what interest rates would be available for the same or similar instruments. The senior notes are publicly traded securities. The combined quoted fair market value and the combined carrying amount of the senior notes at December 31, 1999 are $471.9 million and $505.7 million, respectively, and $194.2 million and $832.2 million, respectively, at December 31, 2000.

Inventory

Inventory consists of communications equipment that will be installed at customer locations. Inventory is accounted for using the first-in, first-out method at the lower of cost or market.

Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment consists of purchased equipment, furniture, internal use software, and leasehold improvements. Furniture, fixtures, and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to seven years or the lease term, if shorter. When items are retired, sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and gains and losses resulting from such transactions are reflected in operations. Depreciation expense for the years ended December 31, 1998, 1999, and 2000 was $454, $10,285, and $43,391, respectively.

Collocation Fees

Collocation fees represent nonrecurring fees paid to secure central office space for location of certain Company equipment. The fees are amortized over their estimated useful lives of ten years. Amortization expense for the years ended December 31, 1998, 1999, and 2000 was $85, $2,354, and $6,577, respectively.

Impairment of Long-Lived Assets

The Company investigates potential impairments of its long-lived assets periodically in accordance with the provision of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of. An impairment review is performed when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets in the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value.
When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company evaluates the projected undiscounted cash flows related to the asset. If these cash flows are less than the carrying value of the asset, the Company measures the impairment using discounted cash flows or other methods of determining fair value.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents and short-term investments. Cash in excess of operating requirements is invested in money market funds, certificates of deposit with high quality financial institutions, obligations of the U.S. government and its agencies, and commercial paper rated A-1, P-1 to minimize risk.

At December 31, 1999 and 2000, accounts receivable balances from two significant customers were 33.2% and 28.0%, respectively, of the total net accounts receivable balance and 40.8% and 37.5%, respectively, of revenues. A portion of the Company's revenue is derived from companies with unproven business models. Ongoing credit evaluations of customers' financial conditions are performed and, generally, no collateral is required. The Company maintains an allowance for potential credit losses. At December 31, 1999 and 2000, the allowance for doubtful accounts was $0.4 million and $5.6 million, respectively. The Company's customer base is widespread geographically.

Advertising Costs

Advertising costs are expensed as incurred. Approximately $0.7 million, $6.9 million, and $16.3 million of advertising costs were incurred in 1998, 1999, and 2000, respectively.

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

Net Loss Per Share

Basic earnings per share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period without consideration for common stock equivalents. Diluted EPS is computed by dividing the income or loss available to common stockholders by the weighted average number of common shares and common stock equivalents outstanding for the period. Shares subject to repurchase by the Company are considered common stock equivalents for purposes of this calculation. Shares issuable upon conversion of preferred stock, upon the exercise of outstanding stock options and warrants and shares issued subject to repurchase by the Company totaling 52,958,513, 6,897,060, and 36,628,231, respectively, for the years ended December 31, 1998, 1999, and 2000, have been excluded from the computation since their effect would be antidilutive.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) of $2.6 million and ($4.6) million at December 31, 1999 and December 31, 2000, respectively, is primarily attributable to the unrealized gain (loss) on the Axxent, Inc. common stock which is held as an available-for-sale security that is carried at fair value. No gains or losses have been realized on this investment.

Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of shareholders' equity. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted-average exchange rate for the period. The cumulative translation adjustment at December 31, 2000 was $110,000 compared to none recorded at December 31, 1999.

Stock Options, Stock Awards and Stock Purchase Warrants

The Company uses the intrinsic value method of accounting for all employee stock option, stock award and stock purchase warrant arrangements. Compensation cost is recognized for all stock options, stock awards and stock purchase warrants granted to employees when the exercise price is less than the market price of the underlying common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" requires pro forma disclosures regarding earnings (loss) as if compensation cost for stock options and stock purchase warrants had been determined in accordance with the fair value based method prescribed in SFAS No.
123. Estimates of the fair market value are made for each stock option and stock purchase warrant at the date of grant by the use of the Black-Scholes option pricing model.

New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, the type of hedge, and the extent of hedge ineffectiveness. The adoption will not have a material impact on the Company's financial position or results of operations.

Reclassifications

Certain balances in the 1998 and 1999 financial statements have been reclassified to conform to the 2000 presentation. The reclassifications had no effect on financial condition, results of operations or cash flows.


2.  SHORT-TERM INVESTMENTS

The Company's marketable debt securities are classified as held-to-maturity and carried at amortized cost, which approximates fair value, therefore there were no significant unrealized gains or losses. Short-term investments consist of the following:

================================================================================
                                                               December 31,
                                                       -------------------------
(In thousands)                                            1999            2000
--------------------------------------------------------------------------------

Commercial paper                                       $  75,902       $ 470,322
U.S. government securities                               216,106          22,728
--------------------------------------------------------------------------------
                                                       $ 292,008       $ 493,050
--------------------------------------------------------------------------------

3.  COMPOSITION OF CERTAIN BALANCE SHEET COMPONENTS

=========================================================================================
                                                                        December 31,
                                                                -------------------------
(In thousands)                                                     1999            2000
-----------------------------------------------------------------------------------------
Accounts, loans, interest and other receivables, net:
   Trade, net of allowance for doubtful accounts of
      $367 in 1999 and $5,600 in 2000, respectively             $   4,016       $  23,358
   Interest                                                         5,011           6,105
   Other receivables from third parties                             1,701           6,351
   Employee expense advances and loans                                116             557
-----------------------------------------------------------------------------------------
                                                                $  10,844       $  36,371
=========================================================================================

Furniture, fixtures and equipment, net:
   Operating equipment                                          $  86,814       $ 147,774
   Office furniture                                                14,773           9,639
   Leasehold improvements                                           2,995           5,540
   Computer software                                                7,993          34,409
   Computer equipment                                              17,239          33,117
   Land and buildings                                                   -           5,431
   Lab equipment                                                      605             658
   Accumulated depreciation                                       (10,631)        (53,968)
-----------------------------------------------------------------------------------------
                                                                $ 124,831       $ 256,837
=========================================================================================

Collocation fees, net:
   Collocation fees                                                49,316          86,964
   Accumulated amortization                                        (2,439)         (9,017)
-----------------------------------------------------------------------------------------
                                                                 $ 57,421        $ 77,947
=========================================================================================

Accrued expenses and other current liabilities:
   Accrued payroll                                                $ 8,851        $ 13,773
   Carrier services and other operating costs                       8,492          50,436
   Other                                                            5,820           5,308
-----------------------------------------------------------------------------------------
                                                                 $ 23,163        $ 69,517
=========================================================================================

4.  DEBT

Outstanding debt consists of the following:

=======================================================================================================
                                                                                     December 31,
                                                                              -------------------------
(In thousands)                                                                  1999            2000
-------------------------------------------------------------------------------------------------------
Note payable to bank; due in monthly installments of $28;
   interest at prime plus 0.25% (8.0% and 8.75%, respectively);
   collateralized by certain assets; matures April 2001                       $     444       $     110
13 1/2% senior discount notes; due May 2008; net of unamortized
   discount of $109,304 in 1999 and $82,832 in 2000; unsecured                  180,696         207,168  (a)
12 3/4% senior notes; due April 2009; unsecured                                 325,000         325,000  (b)
14% senior notes; due February 2010; unsecured                                        -         300,000  (c)
-------------------------------------------------------------------------------------------------------
Total debt                                                                      506,140         832,278
Less current portion                                                               (333)           (110)
-------------------------------------------------------------------------------------------------------
                                                                              $ 505,807       $ 832,168
-------------------------------------------------------------------------------------------------------

(a) The sale of the 1998 senior discount notes included warrants to purchase 4,732,800 shares of common stock at an exercise price of $0.004 per share. The notes were issued at a discount, and cash proceeds from the issuance of the notes and warrants were $150.4 million. The value ascribed to the warrants of $6.6 million resulted in additional debt discount. The debt issue costs are being amortized to interest expense using the effective interest method over the period that the notes are outstanding. The notes will accrete in value through May 15, 2003, at a rate of 13 1/2% per annum, compounded semi-annually; no cash interest will be payable prior to that date. Upon a change in control or upon certain asset sales, the Company must offer to repurchase all or a portion of the outstanding notes. In addition, the Company has the option to repurchase the notes upon payment of a premium of accreted value at that point in time. The notes contain restrictive covenants including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, sale of stock of subsidiaries, dividends, mergers and transfers of assets.

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

(b) Net cash proceeds from the issuance of the 1999 senior notes were approximately $314.5 million of which approximately $113.2 million was used to purchase a portfolio of U.S. government securities to secure payment of the first six scheduled interest payments on the 1999 senior notes. These senior notes are unsecured obligations of the Company and mature on April 15, 2009.
The notes are redeemable at the Company's option, in whole or in part, at any time after April 15, 2004, at predetermined redemption prices, together with any accrued and unpaid interest through the date of redemption. Upon a change of control, each holder of the senior notes may require the Company to purchase the notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase. The 1999 senior notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, sale of stock of subsidiaries, entering new lines of business, dividends, mergers and transfers of assets.

Effective September 17, 1999, the Company completed an exchange offer of the 12 3/4% senior notes that allowed for registration of such notes under the Securities Act of 1933, as amended. The original issue notes of $325.0 million were tendered for exchange. The registered notes have substantially the same terms and conditions as the unregistered notes, except that the registered notes are not subject to the restrictions on resale or transfer that applied to the unregistered notes.

(c) Net cash proceeds from the issuance of the 2000 senior notes were approximately $291.3 million. These senior notes are unsecured obligations of the Company and mature on February 15, 2010. The notes are redeemable at the Company's option, in whole or in part, at any time after February 15, 2005, at predetermined redemption prices, together with any accrued and unpaid interest through the date of redemption. Upon a change of control, each holder of the senior notes may require the Company to purchase the notes at 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase. The 2000 senior notes contain restrictive covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, sale of stock of subsidiaries, entering new lines of business, dividends, mergers and transfers of assets.

Effective May 23, 2000, the Company completed an exchange offer of the 14% senior notes that allowed for registration of such notes under the Securities Act. Of the original issue notes, $300.0 million were tendered for exchange.

Future maturities of outstanding debt are $0.1 million in 2001, none in 2002, none in 2003, none in 2004, none in 2005, none in 2006 and $915.0 million thereafter.

5.  STOCKHOLDERS' EQUITY

The Company was initially capitalized in February 1997 with common stock.

On July 3, 1997, the Company issued 12,280,000 shares of its Series A Preferred Stock to new and existing investors for an aggregate purchase price of $12.3 million, which converted into 29,472,000 shares of Common Stock upon the closing of the initial public offering (IPO) of the Company's Common Stock as discussed below. In addition, 210,000 shares of Series A Preferred Stock were sold to certain investors for an aggregate purchase price of $0.2 million, which converted into 504,000 shares of Common Stock upon the closing of the IPO of the Company's Common Stock as discussed below. The Company also issued 365,094 shares of Series A Preferred Stock at a purchase price of $0.80 per share which converted into 876,226 shares of Common Stock upon the closing of the IPO of the Company's Common Stock in April 1999 as discussed below.

On March 12, 1998, the Company issued 4,044,943 shares of its Series B Preferred Stock to new and existing investors at a price of $4.45 per share. The Company received proceeds totaling $18.0 million, which converted into 9,707,863 shares of Common Stock upon the closing of the IPO of the Company's Common Stock in April 1999 as discussed below.

In March 1999, the Company issued 3,731,410 shares of Series C Preferred Stock to WorldCom Ventures' (f/k/a MCI WorldCom Ventures Fund, Inc.) (WorldCom Ventures) for an aggregate purchase price of $30.0 million, which converted into 4,477,692 shares of Common Stock upon the closing of the IPO of the Company's Common Stock in April 1999 as discussed below. The terms of the transaction also provided for the Company and WorldCom, Inc. (f/k/a MCI WorldCom, Inc.) (WorldCom) to enter into various business relationships, including WorldCom's commitment to sell 100,000 of the Company's DSL lines over a period of five years, subject to penalties for failure to reach target commitments. This transaction included certain warrants as discussed in Note 8.

In March 1999, the Company issued 3,731,409 shares of Series C Preferred Stock to Microsoft for an aggregate purchase price of $30.0 million, which converted into 4,477,691 shares of Common Stock upon the closing of the IPO of the Company's Common Stock in April 1999 as discussed below. The terms of the transaction also provided for the Company and Microsoft to enter into various business relationships. In connection with these business relationships, the Company capitalized $10.0 million in business acquisition costs that was being amortized to operating expense over a three-year period. This transaction included certain warrants as discussed in Note 8. At December 31, 2000, the Company determined that this asset was impaired and expensed the remaining capitalized costs of $4.0 million.

In April 1999, the Company issued 932,836 shares of Series C Preferred Stock to Qwest, which converted into 1,119,403 shares of Common Stock upon the closing of the IPO of the Company's Common Stock in April 1999, as discussed below. Also included was 441,176 shares of Series D Preferred Stock, that converted into 441,176 shares of Common Stock upon the closing of the IPO of the Company's Common Stock. The aggregate purchase price for these transactions was $15.0 million. In accordance with provisions of the agreement underlying this investment, the Company and Qwest have entered into certain business relationships. In connection with these business relationships, the Company capitalized $11.1 million in business acquisition costs that is being amortized to operating expense over a five-year period. This transaction included certain warrants as discussed in Note 8.

Effective April 12, 1999, the Company completed an IPO of its Common Stock. A total of 10,781,250 Common Shares were issued at $21.00 per share; net proceeds to the Company were approximately $210.1 million after payment of underwriting fees and related issue costs. Upon completion of the offering, all classes of Preferred Stock automatically converted to Common Stock, resulting in an additional 51,076,051 shares of Common Stock being issued leaving no shares of Preferred Stock issued and outstanding.

Effective August 17, 1999, the Company completed a secondary public offering of its Common Stock in a transaction that allowed holders of warrants issued in connection with the 13 1/2% senior discount notes to exercise those warrants and sell the resulting Common Stock at $29.00 per share. A total of 3,961,862 shares were issued in the transaction; the company received no proceeds from the sale of these shares. In connection with the secondary offering, the underwriters of the offering were allowed to purchase 594,279 shares of Common Stock from the Company for $29.00 per share. The sale of these shares was completed on September 14, 1999, and the Company received proceeds of $16.4 million, net of underwriting discount.

Effective November 4, 1998, the Company completed a two-for-one split of its Common Stock. Effective March 19, 1999, the Company completed a six-for-five split of its Common Stock. The accompanying consolidated financial statements have been restated for all periods presented to reflect the stock splits.

6.  MANDATORILY REDEEMABLE PREFERRED STOCK

In March 2000, the Company sold $250.0 million of 8 1/4% Series E Convertible Preferred Stock (Series E Preferred Stock) to Hicks, Muse, Tate & Furst Incorporated (HMTF). The Company received approximately $236.3 million of net proceeds from the sale. Each share of Series E Preferred Stock is convertible into shares of Common Stock at any time at a conversion price of $37.50 per share, subject to adjustment. In addition, the Company issued HMTF warrants to purchase (a) 1,875,000 shares of Common Stock at an exercise price of $45.00 per share, exercisable for three years; (b) 1,875,000 shares of Common Stock at an exercise price of $50.00 per share, exercisable for five years; and (c) 1,875,000 shares of Common Stock at an exercise price of $55.00 per share, exercisable for seven years. Since the effective conversion price of the Series E Preferred Stock was below the fair market value of the Common Stock at the issuance date, the Company has recognized a beneficial conversion feature of $57.4 million. This amount has been recorded as an increase in additional paid in capital and a reduction of mandatorily redeemable preferred stock.

Holders of Series E Preferred Stock are entitled to vote on all matters upon which the holders of Common Stock are entitled to vote. In addition, holders of Series E Preferred Stock affiliated with HMTF have the right to appoint one representative to the Company's Board of Directors so long as they continue to hold 40% of the Series E Preferred Stock originally purchased by them or the underlying Common Stock into which such shares of Series E Preferred Stock are convertible, or any combination of the two. In March 2000, HMTF appointed Michael J. Levitt, a partner of HMTF, to the Company's Board of Directors.

Upon a change of control of the Company, each holder of Series E Preferred Stock may require the Company to purchase any or all of its shares of Series E Preferred Stock at 101% of the liquidation preference, plus any accrued and unpaid dividends to the date of purchase and the special dividend amount, if any, as defined in the Series E Preferred Stock certificate of designation. The Series E Preferred Stock is subject to mandatory redemption on or after March 31, 2015.

In February and March 2000, the Company issued 3,000,000 shares of 6 3/4% Series F Cumulative Convertible Preferred Stock (Series F Preferred Stock) to qualified investors in a private placement. The Company received approximately $291.0 million of net proceeds from the sale. Each share of Series F Preferred Stock is convertible into 2.35 shares of Common Stock at any time at a conversion price of $42.56 per share, subject to adjustment. Holders of Series F Preferred Stock are entitled to dividends on a cumulative basis at an annual rate of 6 3/4%, payable quarterly in cash. The Company has the right to defer payment of these dividends. During 2000, the Company paid dividends totaling $10.1 million and elected to defer dividends in the amount of $5.1 million. The Series F Preferred Stock is redeemable at the Company's option, in whole or in part, at any time after March 6, 2003, at predetermined redemption prices, together with any accrued and unpaid dividends through the date of redemption. Upon a change of control of the Company, each holder of Series F Preferred Stock may require the Company to purchase any or all of its shares of Series F Preferred Stock at 100% of the liquidation preference, plus any accrued and unpaid dividends to the date of purchase. The Series F Preferred Stock is subject to mandatory redemption on March 3, 2012. The holders of the Series F Preferred Stock have limited voting rights.

7.  INVESTMENTS

On October 29, 1999, the Company completed a strategic investment in Axxent Communications Inc. (Axxent), a provider of telecommunications services in Canada. In exchange for a $5.3 million cash investment, the Company received warrants convertible into 763,680 shares of Class B non-voting stock in Axxent. These warrants were converted in December 1999. As part of this investment, the Company received various rights, including the ability to appoint a representative to Axxent's Board of Directors. This investment is classified as an available-for-sale security and is carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At December 31, 2000, the investment balance was $0.6 million.

In January 2000, the Company formed a Canadian corporate joint venture, known as Rhythms Canada, Inc. (Rhythms Canada) with Axxent Corp., a wholly-owned subsidiary of Axxent, to offer DSL-based services in select Canadian markets. The Company and Axxent Corp. each received 100,000 shares of Class A voting stock of Rhythms Canada. Axxent Corp. also purchased 10,000,000 shares of Series A preferred stock with a redemption amount of U.S. $1.00 per share for $10.0 million. The Series A preferred stock has no voting or conversion rights, but will earn dividends at a rate of six percent per annum payable only upon redemption. To the extent the joint venture is unable to receive sufficient financing through third parties, the Company and Axxent shall have the option to provide additional capital contributions through installments. In December 2000, the Company and Axxent Corp. each made additional capital contributions of $2.5 million (see Note 12). At December 31, 2000, the investment balance in the joint venture was $1.2 million. Accounting for the joint venture is on the equity method.

In April 2000, the Company entered into a multiyear strategic relationship with
Excite@Home (@Home).  @Home is a leading broadband provider.   On July 12, 2000,
the Company, through its wholly-owned subsidiary, RATHM, Inc., purchased 473,335 shares of Series B Preferred Stock of @Home Solutions (Solutions), an affiliate of @Home, for $14,999,986. The Series B Preferred Stock is convertible into shares of common stock of Solutions at a conversion price of $10.56 per share, subject to standard protective conversion price adjustments. In addition, the Company is entitled to earn warrants to purchase up to 5,250,000 shares of Solutions' common stock, over the next four years, based upon the number of customers subscribing to Solutions' DSL at a price of $5.01 per share for the first 3,000,000 warrant shares and $6.44 per share for the last 2,250,000 warrant shares (see Note 12). At December 31, 2000, the investment balance was $14.4 million. Accounting for this investment is on the equity method.

On June 28, 2000, the Company, through its wholly-owned subsidiary, RGarnet, Inc. ("RGarnet"), formed a Japanese joint venture, Garnet Connections Planning Inc. ("Garnet Connections"), with Mitsui & Co. Ltd. and certain other Japanese partners to explore the deployment of DSL based services in Japan. RGarnet owns 3,400 shares of common stock of Garnet Connections (representing 34.34% of the total outstanding shares of Garnet Connections), for which it paid $1.6 million. Accounting for the joint venture is on the equity method. At December 31, 2000, the investment balance was $1.5 million.

In September 2000, the Company entered into a strategic relationship with FireTap, Inc. (FireTap), an affiliate of Homestore.com. FireTap intends to offer DSL, internet service provider (ISP) and other telecom services through alliances with persons in the real estate industry and key technology providers. As part of this transaction, the Company, through its wholly-owned subsidiary, RHOMS, Inc., acquired three percent of the shares of FireTap's common stock (on a fully-diluted basis) in exchange for certain past services and other non-cash consideration. The Company also received the right to acquire up to an additional two percent of the shares of FireTap's common stock (on a fully-diluted basis) in exchange for certain future services and other non-cash consideration, including Catherine Hapka's (the Company's Chairman and CEO) services as a director. In addition, over the next six months, the Company has the right to earn up to an additional 0.1% of the shares of FireTap's common stock (on a fully-diluted basis) for every $1.0 million of investment accepted by FireTap from an investor that the Company identifies, refers to or otherwise introduces to FireTap (see Note 12). At December 31, 2000, there was no investment balance in FireTap.

In October 2000, the Company, through its wholly-owned subsidiary, Rhythms Winfire, Inc. (f/k/a RWinfire, Inc.), purchased 2,659,575 shares of Series C Convertible Participating Preferred Stock of Winfire, Inc. (Winfire) (a/k/a Steel Enterprise Holdings, Inc.) for $5.0 million. Each share of Series C Convertible Participating Preferred Stock is convertible into four shares of Series A Common Stock of Winfire, subject to standard protective conversion price adjustments. In addition, the Company entered into a one year strategic relationship whereby, (a) the Company is Winfire's preferred data local exchange carrier (DLEC) supplier of line shared DSL circuits and (b) Winfire agreed to provide the Company with 30,000 line sharing circuit orders. (see Note 12). At December 31, 2000, the investment balance was $4.7 million. Accounting for this investment is on the equity method.

In December 2000, the Company, through its wholly-owned subsidiary, RMegaPath, Inc., purchased 1,000,000 shares of Series D Preferred Stock of MegaPath Networks Incorporated (MegaPath) for $2.5 million. The Series D Preferred Stock is convertible into shares of common stock of MegaPath at a conversion price of $2.50 per share, subject to standard protective conversion price adjustments.
At December 31, 2000, the investment balance was $2.4 million. Accounting for this investment is on the equity method.

8.   STOCK OPTIONS, STOCK AWARDS AND WARRANTS

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

The Plan activity is as follows:

===============================================================================================
                                                                   Weighted        Weighted
                                                  Number of         Average         Average
                                                   Shares         Fair Value     Exercise Price
-----------------------------------------------------------------------------------------------
   Outstanding at December 31, 1997               5,481,256                         $      0.04

Granted, below market                             3,364,680         $   2.62        $      0.84
Exercised                                        (5,560,308)                               0.04
Canceled                                           (136,348)                               0.22
-----------------------------------------------------------------------------------------------
   Outstanding at December 31, 1998               3,149,280                         $      0.89

Granted, at market                                6,160,030         $  13.21        $     31.58
Granted, below market                             2,081,298             7.44               6.36
Exercised                                        (2,711,247)                               1.23
Canceled                                           (962,100)                              13.65
-----------------------------------------------------------------------------------------------
   Outstanding at December 31, 1999               7,717,261                         $     25.12

Granted, at market                                8,175,577         $  10.89        $     16.60
Granted, below market                                50,000            24.81              20.00
Exercised                                          (346,006)                               3.29
Canceled                                         (4,406,962)                              31.07
-----------------------------------------------------------------------------------------------
   Outstanding at December 31, 2000              11,189,870                         $     19.80
-----------------------------------------------------------------------------------------------

The following summarizes the outstanding and exercisable options under the 1999 Plan at December 31, 2000:

        =============================================================================================
                                          Options Outstanding                 Options Exercisable
                               -----------------------------------------   --------------------------
                                               Weighted       Weighted                       Weighted
                                               Average        Average                        Average
             Exercise             Shares      Remaining       Exercise        Shares         Exercise
              Price            Outstanding      Life           Price        Exercisable        Price
        ---------------------------------------------------------------------------------------------
        $0.21 to $0.25              88,490    7.51 years         $0.22           88,490         $0.22
        $1.09 to $1.88           1,226,810    9.70 years         $1.18          950,000         $1.09
        $2.50 to $8.63           1,892,194    9.14 years         $4.95                -             -
        $12.00 to $16.00         2,701,224    9.09 years        $14.23                -             -
        $18.00 to $29.19         2,117,415    9.14 years        $24.25                -             -
        $31.52 to $56.94         3,163,737    8.85 years        $38.19                -             -
        ---------------------------------------------------------------------------------------------

In May 2000, the Company adopted its 2000 Stock Award Plan (the 2000 Plan), a new incentive compensation program, providing for the direct award to employees, at no cost, of up to 1,200,000 shares of Common Stock. In July 2000, the Company amended and restated the 2000 Stock Award Plan (the Amended Plan) to increase (a) the maximum number of shares of Common Stock available for grant under the Amended Plan by 1,800,000 shares, from 1,200,000 shares to 3,000,000 shares, and (b) increase the maximum number of stock award shares that may be granted to any employee in any calendar year under the Amended Plan by 270,000 shares, from 30,000 shares to 300,000 shares. On June 27, 2000, the Company granted 417,850 shares of Common Stock under the 2000 Plan. In July 2000, these grants were cancelled and replaced by awards under the Amended Plan with substantially the same terms. The new grants vest in two tranches, with 50% at various times beginning in November 2000 continuing through May 2001. The remaining 50% vest ratably over the subsequent four quarters. As of December 31, 2000, the Company has awarded 3,172,245 shares under the 2000 Plan to more than 700 employees.

The 2000 Stock Award Plan activity is as follows:

                                                                    Weighted
                                                   Number of         Average
                                                     Shares        Fair Value
        ---------------------------------------------------------------------
        Outstanding at December 31, 1999                   -       $        -
        Granted                                    3,172,245       $     7.13
        Vested                                      (677,527)      $     8.37
        Canceled                                    (366,892)      $     9.63
        ---------------------------------------------------------------------
        Outstanding at December 31, 2000           2,127,826       $     6.31
        ---------------------------------------------------------------------

During 1998, 1999, and 2000, options and awards were granted to employees at less than fair value on the date of grant, resulting in $4.9 million, $11.4 million, and $23.5 million, respectively, of deferred compensation recorded as a reduction of stockholders' equity. These amounts are being amortized as a charge to selling, marketing, general and administrative expense over the vesting periods of the applicable options and awards; such amortization totaled $0.7 million, $3.7 million and $11.7 million for the periods ended December 31, 1998, 1999, 2000, respectively.

Had compensation expense for the Company's option grants been determined based on the fair value method of accounting for stock-based compensation, the Company's net loss and net loss per share, basic and diluted, for the periods ended December 31, 1998, 1999, and 2000 would have been increased by $60,000, $10.8 million, and $12.5 million, and $0.02, $0.20, and $0.17, per share, respectively. For purposes of determining this compensation expense, the fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the periods ended December 31, 1998, 1999, and 2000, respectively: no dividend yield; risk-free interest rates of 4.9%, 5.5%, and 6.2%, respectively; expected volatility of nil for pre-IPO grants; and 105% for post-IPO grants and expected term of four years for common options.

The following summarizes the issued, outstanding, and exercised warrants at December 31, 2000:

======================================================================================================================
                                                   Number of
                                                   Original     Number of    Number of
                                                   Warrants     Warrants      Warrants    Exercise Price    Expiration
                                                    Issued      Exercised   Outstanding      Per Share         Date
----------------------------------------------------------------------------------------------------------------------
Warrants issued with 13 1/2% senior
   discount notes                                   4,732,800    4,701,973        30,827  $        0.004     May 2008
Warrants issued with Series C Preferred Stock       1,440,000            -     1,440,000            6.70    March 2004
Warrants issued with Series C Preferred Stock         136,996                    136,996           21.00    April 2004
Warrants issued with Series D Preferred Stock         180,000            -       180,000            6.70    April 2004
May 1998 warrants issued with lease agreement         574,380      337,707       236,673            1.85    March 2009
March 1999 warrants issued with lease agreement        45,498            -        45,498           10.55    March 2009
April 1999 warrants issued with lease agreement        75,000            -        75,000           10.55    April 2002
July 1999 warrants issued with lease agreement         10,000            -        10,000           50.00     July 2004
Warrants issued with Series E Preferred Stock       1,875,000            -                         45.00    March 2003
Warrants issued with Series E Preferred Stock       1,875,000            -                         50.00    March 2005
Warrants issued with Series E Preferred Stock       1,875,000            -                         55.00    March 2007
----------------------------------------------------------------------------------------------------------------------


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

During May 1998, the Company entered into a 36-month lease line that provides for $24.5 million in equipment on an operating lease basis. In connection with this lease agreement, the Company issued 574,380 warrants to purchase common stock at a price of $1.85 per share, exercisable immediately. In March 1999, the Company entered into additional 36-month lease lines for an aggregate of up to $24.0 million in lease financing. In connection with these March 1999 lease lines, the Company issued warrants to purchase an aggregate of 45,498 shares of common stock at a price of $10.55 per share. These warrants are immediately exercisable. In April 1999, the Company entered into an agreement for up to $20.0 million in equipment lease financing and issued a warrant to purchase up to 75,000 shares of common stock at an exercise price per share of $10.55. This warrant is immediately exercisable. In July 1999, the Company entered into an additional 36-month lease line for an aggregate of up to $26.0 million in lease financing to be used for equipment. In connection with this July 1999 lease, the Company issued a warrant to purchase 10,000 shares of common stock at a price of $50.00 per share. This warrant is immediately exercisable.

9.  INCOME TAXES

As of December 31, 1999 and December 31, 2000, the Company had net operating loss carryforwards of approximately $210.2 million and $711.5 million, respectively, which are available to offset future taxable income through 2020 for federal tax. A portion of these loss carryforwards will be subject to the limitations of Internal Revenue Code Section 382 relating to changes in ownership of the Company. The deferred tax asset arising from the loss carryforwards has been fully offset by a valuation allowance since the utilization is uncertain. The valuation allowance increased by approximately $13.9 million, $84.0 million, and $212.7 million, during 1998, 1999, and 2000, respectively, primarily as a result of the losses in each of these periods.

Components of deferred income taxes are as follows:

        =======================================================================
        (In thousands)                                    1999          2000
        -----------------------------------------------------------------------
        Deferred tax assets:
           Net operating loss carryforwards             $ 85,028      $ 277,494
           Original issue discount and other              13,885         34,129
        -----------------------------------------------------------------------
        Gross deferred tax asset                          98,913        311,623
        Valuation allowance                              (98,913)      (311,623)
        -----------------------------------------------------------------------
        Net deferred income taxes                       $    -        $     -
        -----------------------------------------------------------------------

The provision for (benefit from) income taxes reconciles to the statutory federal tax rate as follows:

==============================================================================
                                                 1998        1999        2000
------------------------------------------------------------------------------
Statutory federal tax rate                      (34.0%)     (35.0%)     (35.0%)
State income tax, net of federal benefit         (5.4%)      (5.3%)      (3.9%)
Other (including non-deductible items)            0.9%        1.7%        1.0%
Deferred tax asset valuation allowance           38.5%       38.6%       37.9%
------------------------------------------------------------------------------
                                                   - %         - %         - %
------------------------------------------------------------------------------

10.  RELATED PARTY TRANSACTIONS

The Company's former in-house legal counsel is also a partner in a law firm used externally by the Company. During 1998, 1999, and 2000, the Company incurred legal fees and expenses of approximately $1.3 million, $2.4 million, and $4.7 million, respectively, to the external firm in addition to the salary paid to the in-house counsel. At December 31, 2000, the Company had a balance payable
of approximately $0.2 million to this entity.   In connection with the
termination of Mr. Blumenfeld's employment effective as of March 31, 2001, the Company paid Mr. Blumenfeld $290,000, plus miscellaneous benefits.

Two members of the Company's Board of Directors serve as directors to Paradyne Networks, Inc. a supplier of equipment to the Company. The total net purchases during 1998, 1999, and 2000 from the equipment supplier were approximately $13.0 million, $54.0 million, and $4.4 million, respectively. In addition, during 2000, the Company acquired additional equipment from this supplier of approximately $18.6 million through vendor lease financing. At December 31, 2000, the Company had a balance payable of approximately $4.8 million to this entity.

One member of the Company's Board of Directors serves as President of WorldCom Venture and a Senior Vice President of WorldCom. Total purchases from WorldCom during 1998, 1999 and 2000 were approximately $0.4 million, $12.8 million, and $46.3 million, respectively. In March 1999, the Company entered into a strategic arrangement with WorldCom. There was no revenue received from WorldCom in 1998 and 1999 under this arrangement. The Company received $1.3 million in revenue during 2000 under this arrangement.


11.  COMMITMENTS AND CONTINGENCIES

The Company leases office space and certain office equipment, telecommunications equipment, network equipment and furniture under non-cancelable operating lease agreements. The leases range in term from 24 months to 60 months and, in certain instances, provide for options to extend. Rent expense under the operating leases for 1998, 1999, and 2000 totaled $2.0 million, $21.0 million, and $66.4 million, respectively. Future minimum rental payments under the leases are $98.1 million in 2001, $81.5 million in 2002, $42.3 million in 2003, $4.0 million in 2004, $2.9 million in 2005, and $7.6 million thereafter.

On January 31, 2001, GATX notified the Company that an Event of Default had occurred and is continuing for failure to satisfy the operating cash flow covenants for the periods ending September 30, 2000 and December 31, 2000. GATX has reserved its rights related to a variety of remedies, including but not limited to, equipment repossession and/or declaration of all sums immediately due and payable. The Company is in discussions with GATX about waiving or curing such default. Total remaining lease payments due under the GATX lease were approximately $94.0 million at December 31, 2000.

Lafleur Litigation - On February 18, 1999, the Company filed a complaint for declaratory relief in San Diego County Superior Court, North County against Thomas R. Lafleur, seeking a determination as to the ownership of 438,115 shares of the Company's stock option shares previously granted to him. The trial in this matter began on May 5, 2000. On June 2, 2000, the court entered a Stipulated Statement of Decision holding that Thomas R. Lafleur became fully vested in ownership of the 438,115 shares of Common Stock in question on June 5, 1998. On June 3, 2000, the Company entered into an Agreement of Settlement and Compromise, pursuant to which the Lafleurs agreed to release and dismiss, with prejudice, all of their claims against the Company and the Company agreed to deliver 438,115 shares of treasury stock and to make a cash payment of $8.8 million to the Lafleurs. In addition, the Company incurred legal fees relating to this litigation totaling $3.1 million. The Company filed claims with its insurance carriers seeking reimbursement for litigation and legal fees relating to this case. As of December 31, 2000, the Company had received $15.0 million, subject to a reservation of right by the insurors. Furthermore, on November 14, 2000, Reliance Insurance Company (Reliance) filed a legal action in the Superior Court of California, County of San Diego seeking declaratory relief and restitution for the $5.0 million of insurance payments made by Reliance in connection with the Lafleur litigation. On January 5, 2001, the Company filed a general denial of the Reliance claims and a cross complaint against Reliance, Agricultural Excess and Surplus Insurance Company (AESIC), and Executive Risk Specialty Insurance Company (Executive Risk) for declaratory relief. The Company intends to vigorously defend its claim to reimbursement of the settlement and defense costs associated with the Lafleur litigation.

i2 Technologies, Inc., filed an action in the U.S. District Court in the Northern District of Texas on January 7, 2000, challenging the Company's use of the name "Rhythms" on various grounds and alleging that the Company' use of that name infringes certain trademarks owned by i2 Technologies. The Company denied that it infringed any legitimate trademark rights of i2 Technologies, in part on the grounds that the Company has priority in the Rhythms name with respect to the goods and services provided by it and that the Company's use of those marks is not likely to cause confusion among the consumers of the Company's services, and the services provided by i2 Technologies, respectively. On February 12, 2001 the Company and i2 agreed to dismiss their claims with prejudice, except for the Company's claim for cancellation of certain i2 marks, which claim was dismissed without prejudice.

Guild Litigation - On December 11, 2000, Guild Colorado, LLC filed an action in the Texas State Court for Dallas County alleging that the Company breached a construction contract. The Company intends to vigorously defend these claims and file counterclaims as appropriate.

Lacey Litigation - On January 22, 2001, John Lacy, a former Rhythms employee, filed an action in the U.S. District Court for the District of Colorado alleging breach of contract and demanding relief in the amount of $1.3 million. The Company intends to vigorously defend against this claim.

The Company does not believe the ultimate outcome of any of these legal cases will have a material impact on the Company's financial position, results of operations or cash flows.

In addition, the Company is subject to state commission, FCC and court decisions as they relate to the interpretation and implementation of the 1996 Act, the interpretation of CLEC interconnection agreements in general and its interconnection agreements in particular. In some cases, the Company may be deemed to be bound by the results of ongoing proceedings of these bodies. The Company therefore may participate in proceedings before these regulatory agencies or judicial bodies that affect, and allow it to advance, its business plans.


12.  SUBSEQUENT EVENTS

First quarter 2001 restructuring charge

In January 2001, as a result of its intention to focus on, and provide services in, only its top 40 markets and in connection with its plans to reduce its workforce by 450 employees, the Company announced its intent to take a one time, 2001 first quarter restructuring charge.

2001 Retention Program

In February 2001, the Company's Compensation Committee approved a key management retention plan whereby key managers received cash and stock bonuses for remaining with the Company for specified periods of time.

Winfire Agreement

In March 2001, the Company entered into an Assignment of DSL Lines and Mutual Release with Steel Enterprise Holding, Inc. (f/k/a Winfire, Inc.) (SEH). Pursuant to that agreement and in exchange for a mutual release by both parties of any claims either may have against the other: (a) SEH agreed to assign to the Company all of its rights to the line shared DSL circuits installed by the Company or ordered from the Company and not yet installed; and (b) the Company agreed to convert approximately $1.0 million of accounts receivable that SEH owed it as of February 28, 2001, and approximately $2.9 million in funds the Company prepaid to SEH for marketing and development into 2,034,878 additional shares of Series C Preferred Stock of SEH. SEH is attempting to restructure its balance sheet. If it is unable to do so, it has advised the Company that it may consider filing for protection under the federal bankruptcy laws.

Solutions

In March 2001, the Company's representatives resigned as directors of Solutions and requested, on the Company's behalf, that Solutions redeem its shares of Solutions Series B Preferred Stock for their liquidation value. The Solutions board of directors is currently soliciting the consents of the other Solutions stockholders for such redemption.

Rhythms Canada.

In March 2001, the Company made an additional $2.7 million capital-call contribution to Rhythms Canada and received 635,323 additional shares of Class A voting stock of Rhythms Canada.


13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth certain unaudited consolidated statements of income data for each of the Company's last eight quarters. This data has been derived from unaudited consolidated financial statements that have been prepared on the same basis as the annual audited consolidated financial statements, except as discussed below, and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. These unaudited quarterly results should be read in conjunction with the consolidated financial statements and notes. The consolidated results of operations for any quarter are not necessarily indicative of the results for any future period.

                                                                                     Quarter Ended
-------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                           March 31         June 30       Sept. 30         Dec. 31
-------------------------------------------------------------------------------------------------------------------------
1999:
Revenue                                                        $      660      $    1,641     $    3,317      $    5,471

Total costs and expenses                                       $   20,716      $   37,370     $   55,980      $   86,188

Loss from operations                                           $  (20,056)     $  (35,729)    $  (52,663)     $  (80,717)
Net loss                                                       $  (23,899)     $  (42,857)    $  (61,778)     $  (90,346)
-------------------------------------------------------------------------------------------------------------------------
Net loss per share (basic and diluted)                         $    (5.38)     $    (0.68)    $    (0.89)     $    (1.23)
-------------------------------------------------------------------------------------------------------------------------

2000:
Revenue, before impact of SAB 101 (a)                          $    8,137      $   12,172     $   17,199      $        -

Revenue, as restated for impact of SAB 101 (a)                 $    6,251      $    9,073     $   13,568      $   17,246

Total costs and expenses, before impact of SAB 101 (a)         $  112,314      $  132,805     $  150,573      $        -

Total costs and expenses, as restated for
    impact of SAB 101 (a)                                      $  110,428      $  129,706     $  146,942      $  163,424

Loss from operations                                           $ (104,177)     $ (120,633)    $ (133,374)     $ (146,178)

Net loss                                                       $ (118,031)     $ (139,657)    $ (147,619)     $ (162,857)

Preferred stock dividends and accretion (b)                    $    2,609      $   11,675     $   11,609      $   12,860

Loss available to common shareholders                          $ (120,640)     $ (151,332)    $ (159,228)     $ (136,964)
-------------------------------------------------------------------------------------------------------------------------

Net loss per share (basic and diluted)                         $    (1.63)     $    (2.00)    $    (2.07)     $    (2.25)
-------------------------------------------------------------------------------------------------------------------------

(a) As discussed in Note 1, the Company was required to adopt SAB 101 effective January 1, 2000. The first three quarters of 2000 have been restated to reflect the adoption of SAB 101.

(b) At the November 2000 Emerging Issues Task Force meeting, the SEC indicated that registrants who had not applied the "accounting conversion price" method for accounting for beneficial conversion features in past filings for convertible securities issued after May 21, 1999, would be required to adopt this method via a cumulative catch-up adjustment in the fourth quarter of 2000. The Company had one security that met this criteria, the Series E Preferred Stock. Accordingly, the Company has adopted this method in the fourth quarter of 2000. Under the "accounting conversion price method", the Company is required to use the accounting value assigned to the Series E Preferred Stock to determine an accounting conversion price. This price is then compared to the actual conversion price to determine if there is a beneficial conversion feature. Using this method, the Company determined that there was a beneficial conversion feature associated with the Series E Preferred Stock which was assigned a value of $57.4 million. The Company has recorded this amount as a component of stockholders' equity and reduced the value of the Series E Preferred Stock accordingly. The additional reduction in the value of the Series E Preferred Stock is being accreted similar to a dividend on preferred stock over the mandatory redemption period of the Series E Preferred Stock. The cumulative catch-up impact of the adoption on the fourth quarter net loss available to common shareholders and net loss per share was $1.2 million and $.02 per share, respectively.

                       Report of Independent Accountants
                        on Financial Statement Schedule

To the Board of Directors of
Rhythms NetConnections Inc.

     Our audits of the consolidated financial statements referred to in our report dated February 22,2001, except for Note 12, as to which the date is March 29, 2001, included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index in Item 14 of this Form 10-
K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP


Denver, Colorado
February 22, 2001

                       Valuation and Qualifying Accounts
                                (in thousands)

-------------------------------------------------------------------------------------------------------------------------------
                                                   Balance at      Charged to Costs           Deductions/        Balance at End
                                                   Beginning         and Expense              Write-offs            of Period
                                                   of Period
-------------------------------------------------------------------------------------------------------------------------------
Allowance for uncollectible trade receivables:
     Year ended December 31, 1997                  $        -      $              -         $          -         $           -
     Year ended December 31, 1998                  $        -      $             50         $          -         $          50
     Year ended December 31, 1999                  $       50      $            325         $         (8)        $         367
     Year ended December 31, 2000                  $      367      $          7,709         $     (2,476)        $       5,600
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                   Balance at      Charged to Costs           Deductions/        Balance at End
                                                   Beginning         and Expense              Write-offs            of Period
                                                   of Period
-------------------------------------------------------------------------------------------------------------------------------
Valuation allowance for deferred tax assets:
     Year ended December 31, 1997                  $       -       $           (997)        $          -         $        (997)
     Year ended December 31, 1998                  $    (997)      $        (13,905)        $          -         $     (14,902)
     Year ended December 31, 1999                  $ (14,902)      $        (84,011)        $          -         $     (98,913)
     Year ended December 31, 2000                  $ (98,913)      $       (212,710)        $          -         $    (311,623)
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                   Balance at      Charged to Costs           Deductions/        Balance at End
                                                   Beginning         and Expense              Write-offs            of Period
                                                   of Period
-------------------------------------------------------------------------------------------------------------------------------
Valuation of Inventory:
     Year ended December 31, 1997                  $       -       $              -         $          -         $           -
     Year ended December 31, 1998                  $       -       $              -         $          -         $           -
     Year ended December 31, 1999                  $       -       $              -         $          -         $           -
     Year ended December 31, 2000                  $ 689,305       $     (1,675,000)        $          -         $    (985,695)
---------------------------------------------------------------------------------------------------------------------------------