Form 10-K405/A
period 2000-12-31
RHYTHMS NET CONNECTIONS INC
filed 2001-04-05
CIK 1065869

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                _______________

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (As Amended)

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

                               Explanatory Note

This first amendment to the Registrant's Annual Report on Form 10-K filed on April 2, 2001 corrects Part II, Item 8. Specifically, under the Registrant's:
(1) table entitled "Consolidated Statement of Stockholders' Equity, for the Fiscal Year ended December 31, 2000" the Registrant is (a) deleting "(568,164)" from "Net loss"- "Additional Paid-In Capital" and "Net Loss" - "Deferred Compensation" and adding "(568,164)" to "Net loss" -"Accumulated Deficit" and "Net loss" - "Total Stockholders Equity (Deficit)" and (2) Note 3 to Consolidated Financial Statements, the Registrant is (a) changing its entry under "Furniture, fixtures and equipment, net: Office Furniture" for December 31, 1999 from "$14,773" to "$4,773," (b) adding to "Furniture, fixtures and equipment, net:" the "Construction in process" line item, and (c) adding to "Collocation fees, net:" the "Construction in process" line item. The contents of the Annual Report on Form 10-K filed on April 2, 2001 are incorporated by reference, and, except as modified hereby, remains in full force and effect.

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
-----------------------------------------------------------------------------------------------------------

                          RHYTHMS NETCONNECTIONS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except share amounts)

                                    Common Stock
                                      $0.001        Treasury Stock                          Def-                          Total
                                     par value          at Cost      Additional            erred     Accumu-  Compre-  Stockholders'
                                  --------------------------------    Paid-In              Compen-    lated   hensive     Equity
                                  Shares    Amount  Shares  Amount    Capital    Warrants  sation    Deficit   Income   (Deficit)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999      78,255,707 $ 78   988,894  $(469)  $ 373,604  $ 10,397 $(12,320) $(257,636) $ 2,633  $ 116,287

Issuance of common stock
     upon exercise of
     options for cash                346,006    -         -      -       1,258         -        -          -        -      1,258
Issuance of treasury stock
     upon settlement
     of litigation                         -    -  (438,115)    18          71         -        -          -        -         89
Issuance of Series E
     preferred stock warrants
     for cash, net                         -    -         -      -           -    48,109        -          -        -     48,109
Beneficial conversion feature
     of Series E preferred
     stock                                 -    -         -      -      57,410         -        -          -        -     57,410
Purchase of treasury stock
     for cash                              -    -   358,959   (242)          -         -        -          -        -       (242)
Issuance of treasury stock
     upon cashless exercise
     of warrants                           -    -     9,041   (197)          -         -        -          -        -       (197)
Accrued Series E and F
     preferred stock dividends             -    -         -      -     (34,500)        -        -          -        -    (34,500)
Accretion of Series E and F
     preferred stock                       -    -         -      -      (4,253)        -        -          -        -     (4,253)
Stock issuance under employee
     stock purchase plan             282,916    -  (282,919)   434       3,155         -        -          -        -      3,589
Deferred compensation from
     grants of common stock                -    -  (635,860)   456      23,017         -  (23,473)         -        -          -
Amortization of deferred
     compensation                          -    -         -      -           -         -   11,696          -        -     11,696
Reversal of deferred
     compensation from
     cancellation of grants
     to purchase common stock              -    -         -      -      (5,555)        -    5,555          -        -          -
Series F preferred stock
     dividend paid                   855,135    2         -      -      10,123         -        -          -        -     10,125
Net loss                                   -    -         -      -           -         -        -   (568,164)       -   (568,164)
Cumulative translation adjustment          -    -         -      -           -         -        -          -      110        110
Unrealized loss on available-
     for-sale securities                   -    -         -      -           -         -        -          -   (7,320)    (7,320)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000      79,739,764 $ 80         -  $   -   $ 424,330   $58,506 $(18,542) $(825,800) $(4,577) $(366,003)
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
--------------------------------------------------------------------------------

3.  COMPOSITION OF CERTAIN BALANCE SHEET COMPONENTS

=========================================================================================
                                                                        December 31,
                                                                -------------------------
(In thousands)                                                     1999            2000
-----------------------------------------------------------------------------------------
Accounts, loans, interest and other receivables, net:
   Trade, net of allowance for doubtful accounts of
      $367 in 1999 and $5,600 in 2000, respectively             $   4,016       $  23,358
   Interest                                                         5,011           6,105
   Other receivables from third parties                             1,701           6,351
   Employee expense advances and loans                                116             557
-----------------------------------------------------------------------------------------
                                                                $  10,844       $  36,371
=========================================================================================

Furniture, fixtures and equipment, net:
   Operating equipment                                          $  86,814       $ 147,774
   Office furniture                                                 4,773           9,639
   Leasehold improvements                                           2,995           5,540
   Computer software                                                7,993          34,409
   Computer equipment                                              17,239          33,117
   Land and buildings                                                   -           5,431
   Lab equipment                                                      605             658
   Construction in process                                         15,043          74,237
   Accumulated depreciation                                       (10,631)        (53,968)
-----------------------------------------------------------------------------------------
                                                                $ 124,831       $ 256,837
=========================================================================================

Collocation fees, net:
   Collocation fees                                                49,316          86,964
   Construction in process                                         10,544               -
   Accumulated amortization                                        (2,439)         (9,017)
-----------------------------------------------------------------------------------------
                                                                 $ 57,421        $ 77,947
=========================================================================================

Accrued expenses and other current liabilities:
   Accrued payroll                                                $ 8,851        $ 13,773
   Carrier services and other operating costs                       8,492          50,436
   Other                                                            5,820           5,308
-----------------------------------------------------------------------------------------
                                                                 $ 23,163        $ 69,517
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

The following summarizes the issued, outstanding, and exercised warrants at December 31, 2000:

======================================================================================================================
                                                   Number of
                                                   Original     Number of    Number of
                                                   Warrants     Warrants      Warrants    Exercise Price    Expiration
                                                    Issued      Exercised   Outstanding      Per Share         Date
----------------------------------------------------------------------------------------------------------------------
Warrants issued with 13 1/2% senior
   discount notes                                   4,732,800    4,701,973        30,827  $        0.004     May 2008
Warrants issued with Series C Preferred Stock       1,440,000            -     1,440,000            6.70    March 2004
Warrants issued with Series C Preferred Stock         136,996            -       136,996           21.00    April 2004
Warrants issued with Series D Preferred Stock         180,000            -       180,000            6.70    April 2004
May 1998 warrants issued with lease agreement         574,380      337,707       236,673            1.85    March 2009
March 1999 warrants issued with lease agreement        45,498            -        45,498           10.55    March 2009
April 1999 warrants issued with lease agreement        75,000            -        75,000           10.55    April 2002
July 1999 warrants issued with lease agreement         10,000            -        10,000           50.00     July 2004
Warrants issued with Series E Preferred Stock       1,875,000            -                         45.00    March 2003
Warrants issued with Series E Preferred Stock       1,875,000            -                         50.00    March 2005
Warrants issued with Series E Preferred Stock       1,875,000            -                         55.00    March 2007
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
---------------------------------------------------------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment No. 1 to Annual Report on Form 10-K filed April 2, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

                           RHYTHMS NETCONNECTIONS INC.

Dated: April 5, 2001       By:  /s/ J.  W. Braukman
                              --------------------------------------------------
                                    J. W. Braukman,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 30, 2001               By:  /s/ Steve Stringer*
                                       ----------------------------------
                                    Steve Stringer
                                    President and Chief Operating Officer

Dated: March 30, 2001               By:  /s/ J. W. Braukman*
                                       ----------------------------------
                                    J. W. Braukman
                                    Chief Financial Officer

Dated: March 30, 2001               By:  /s/ Susan Mayer*
                                       ----------------------------------
                                    Susan Mayer
                                    Director

Dated: March  30, 2001              By:  /s/ William R. Stensrud*
                                       ----------------------------------
                                    William R. Stensrud
                                    Director

Dated: March 30, 2001               By:  /s/ Keith B. Geeslin*
                                       ----------------------------------
                                    Keith B. Geeslin
                                    Director

Dated: March 30, 2001               By:  /s/ Kevin R. Compton*
                                       ----------------------------------
                                    Kevin R. Compton
                                    Director

Dated: March 30, 2001               By:  /s/ Michael J. Levitt*
                                       ----------------------------------
                                    Michael J. Levitt
                                    Director

* J.W. Braukman, Attorney-in-fact