Form 10-Q
period 2001-03-31
RHYTHMS NET CONNECTIONS INC
filed 2001-05-09
CIK 1065869

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001
                                      OR

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

                          (1) Yes    X        No
                                   -----         -----


As of May 1, 2001, a total of 80,049,910 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

                          RHYTHMS NETCONNECTIONS INC.
                               TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION

         ITEM 1  Financial Statements

                 Consolidated Balance Sheets as of December 31, 2000 and
                         March 31, 2001 (unaudited)                                            3

                 Consolidated Statements of Operations for the Three Months Ended
                         March 31, 2000 and 2001 (unaudited)                                   4

                 Consolidated Statements of Comprehensive Income (Loss) for the Three
                         Months Ended March 31, 2000 and 2001 (unaudited)                      5

                 Consolidated Statements of Cash Flows for the Three Months Ended
                         March 31, 2000 and 2001 (unaudited)                                   6

                 Consolidated Statement of Stockholders' Deficit for the Three Months
                         Ended March 31, 2000 and 2001 (unaudited)                             7

                 Notes to Consolidated Financial Statements (unaudited)                        8 - 10

         ITEM 2  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                             11 - 16

         ITEM 3  Quantitative and Qualitative Disclosures About Market Risk                    17

PART II  OTHER INFORMATION

         ITEM 1  Legal Proceedings                                                             17

         ITEM 2  Changes in Securities and Use of Proceeds                                     17

         ITEM 3  Defaults Upon Senior Securities                                               18

         ITEM 4  Submission of Matters to a Vote of Security Holders                           18

         ITEM 5  Other Information                                                             18

         ITEM 6  Exhibits and Reports on Form 8-K                                              18

         SIGNATURES                                                                            19

                          RHYTHMS NETCONNECTIONS INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share amounts)


                                                                                    December 31,         March 31,
                                     ASSETS                                             2000               2001
-----------------------------------------------------------------------------------------------------------------------
Current assets:                                                                                          (unaudited)
  Cash and cash equivalents                                                         $       11,444       $       6,735
  Short-term investments                                                                   493,050             329,862
  Restricted cash                                                                           43,132              45,989
  Accounts, loans, interest, and other receivables, net                                     36,371              32,922
  Inventory                                                                                  7,911               2,500
  Prepaid expenses and other current assets                                                 37,034              36,775
-----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       628,942             454,783
-----------------------------------------------------------------------------------------------------------------------
Furniture, fixtures and equipment, net                                                     256,837             253,869
Collocation fees, net                                                                       77,947              77,783
Restricted cash                                                                             21,271              20,914
Deferred business acquisition costs, net of accumulated amortization of $10,280
  and $11,009                                                                                8,145               7,416
Deferred debt issue costs, net of accumulated amortization of $1,434 and $1,840             23,824              23,432
Other assets                                                                                39,295              35,730
-----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $    1,056,261       $     873,927
-----------------------------------------------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Current portion of long-term debt                                                 $          110       $          27
  Accounts payable                                                                          38,296              24,327
  Interest payable                                                                          24,537              24,397
  Accrued expenses and other current liabilities                                            69,517              72,044
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  132,460             120,795
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                   -                   -
Senior notes payable                                                                       832,168             839,343
Other liabilities                                                                            7,812              11,168
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                          972,440             971,306
-----------------------------------------------------------------------------------------------------------------------

Mandatorily redeemable common stock warrants                                                    42                  42
Mandatorily redeemable preferred stock                                                     449,782             462,904
-----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' deficit:
  Common stock, $0.001 par value; 250,000,000 shares authorized;
     79,739,764 shares issued as of 2000 and 79,750,254 as of 2001                              80                  80
  Treasury stock, at cost none as of 2000 and 156,768 as of 2001                                 -                 (56)
  Additional paid-in capital                                                               424,330             409,244
  Warrants                                                                                  58,506              58,506
  Deferred compensation                                                                    (18,542)            (12,176)
  Accumulated deficit                                                                     (825,800)         (1,016,171)
  Accumulated comprehensive income                                                          (4,577)                248
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' deficit                                                               (366,003)           (560,325)
-----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $    1,056,261       $     873,927
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

                          RHYTHMS NETCONNECTIONS INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                   --------------------------------
                                                                                       2000                2001
-------------------------------------------------------------------------------------------------------------------
                                                                                              (unaudited)
Revenue:
   Service and installation, net                                                   $     6,251         $    19,027
-------------------------------------------------------------------------------------------------------------------

Operating Expenses:
   Network and service costs                                                            38,008              74,889
   Selling, marketing, general and administrative                                       61,457              61,757
   Restructuring costs                                                                       -              15,225
   Depreciation and amortization                                                         9,400              17,380
   Amortization of deferred business acquisition costs                                   1,563                 729
-------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                                        110,428             169,980
-------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                  (104,177)           (150,953)
-------------------------------------------------------------------------------------------------------------------

Other Income (Expense):
Interest income                                                                          8,274               7,449
Interest expense (including amortized debt
   discount and issue costs)                                                           (22,164)            (28,577)
Equity in losses of affiliates                                                               -              (3,728)
Loss on investment                                                                           -             (14,598)
Other income                                                                                36                  36
-------------------------------------------------------------------------------------------------------------------
       Total other income (expense)                                                    (13,854)            (39,418)
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================
Net Loss                                                                           $  (118,031)        $  (190,371)
===================================================================================================================

Preferred stock dividends and accretion                                                  2,609              13,039
===================================================================================================================
Net Loss Available to Common Shareholders                                          $  (120,640)        $  (203,410)
===================================================================================================================

Net Loss Per Common Share:
   Basic                                                                           $     (1.63)        $     (2.61)
===================================================================================================================
   Diluted                                                                         $     (1.63)        $     (2.61)
===================================================================================================================

Weighted Average Common Shares Outstanding:
   Basic                                                                            74,148,386          77,850,753
===================================================================================================================
   Diluted                                                                          74,148,386          77,850,753
===================================================================================================================

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)



                                                       Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                    2000                2001
-------------------------------------------------------------------------------
                                                           (unaudited)
Net Loss                                         $ (118,031)         $ (190,371)

Cumulative translation adjustment                         5                 206

Gain (loss) on available-for-sale securities          2,173                (428)

Reclassification adjustment for losses
        included in net loss                              -               5,047
-------------------------------------------------------------------------------

Total comprehensive loss                         $ (115,853)         $ (185,546)
-------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   ---------------------------
                                                                                      2000              2001
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:                                                    (unaudited)

     Net loss                                                                      $ (118,031)      $ (190,371)
     Adjustments to reconcile net loss to net cash used for operating activities:
         Depreciation and amortization of furniture, fixtures, equipment, and
             collocation fees                                                           9,400           17,230
         Amortization of deferred business acquisition costs                            1,563              729
         Amortization of debt discount and deferred debt issue costs                    6,550            7,566
         Amortization of deferred compensation                                          1,809            4,319
         Equity in losses of affiliates                                                     -            3,728
         Loss on investment                                                                 -           14,598
         Noncash restructuring costs                                                        -           12,333
         Bad debt expense                                                                   -            1,429
         Other                                                                            (36)          (1,001)
         Changes in assets and liabilities:
             Decrease (increase) in accounts, loans, interest, and other
                 receivables, net                                                      (8,726)           1,642
             Decrease (increase) in inventory                                          (2,068)           5,411
             Decrease (increase) in prepaid expenses and other current assets          (2,798)           1,529
             Increase in other assets                                                  (4,247)          (7,161)
             Decrease in accounts payable                                             (11,328)         (14,682)
             Increase (decrease) in interest payable                                   15,610             (140)
             Increase (decrease) in accrued expenses and other current liabilities     15,021           (2,886)
             Increase in other liabilities                                                  -            3,320
--------------------------------------------------------------------------------------------------------------
                Net cash used for operating activities                                (97,281)        (142,407)
--------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
     Purchases of short-term investments                                           (2,186,886)        (193,305)
     Maturities of short-term investments                                           1,434,158          356,493
     Purchases (maturities) of government securities as restricted cash, net           (2,025)          (2,500)
     Equity investments                                                                 2,178           (2,700)
     Purchases of furniture, fixtures, and equipment                                  (20,169)         (18,214)
     Payments of collocation fees                                                      (8,696)          (1,938)
--------------------------------------------------------------------------------------------------------------
                Net cash provided by (used for) investing activities                 (781,440)         137,836
--------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Proceeds from issuance of senior notes and warrants                              300,000                -
     Payments of debt issue costs                                                      (8,621)               -
     Repayments of long-term debt                                                         (55)             (82)
     Proceeds from issuance of common stock                                               728                -
     Proceeds from issuance of preferred stock and warrants, net                      527,160                -
     Bank overdraft                                                                    12,929                -
     Purchase of treasury stock                                                           (30)             (56)
--------------------------------------------------------------------------------------------------------------
                Net cash provided by (used for) financing activities                  832,111             (138)
--------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                             (46,610)          (4,709)
Cash and cash equivalents at beginning of period                                       48,247           11,444
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $    1,637       $    6,735
--------------------------------------------------------------------------------------------------------------
Supplemental schedule of cash flow information:
     Cash paid for interest                                                        $        5       $   21,003
--------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and financing activities:
     Furniture, fixtures, and equipment purchases payable                          $      428       $      537
--------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                          RHYTHMS NETCONNECTIONS INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     (In thousands, except share amounts)

                                                Common Stock         Treasury Stock
                                              $0.001 par value           at Cost          Additional
                                            --------------------   -------------------      Paid-In                   Deferred
                                              Shares     Amount     Shares     Amount       Capital      Warrants   Compensation
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                79,739,764    $ 80           -      $  -       $424,330      $58,506      $(18,542)
Issuance of common stock upon exercise of
     options for cash                           10,490       -           -         -              -            -             -
Purchase of treasury stock for cash                  -       -    (156,768)      (56)             -            -             -
Accrued Series E and F preferred stock
     dividends                                       -       -           -         -        (10,565)           -             -
Accretion of Series E and F preferred stock          -       -           -         -         (2,474)           -             -
Deferred compensation from grants of
     common stock                                    -       -           -         -            818            -          (818)
Amortization of deferred compensation                -       -           -         -              -            -         4,319
Reversal of deferred compensation from
     cancellation of grants to purchase
     common stock                                    -       -           -         -         (2,865)           -         2,865
Net loss                                                     -           -         -              -            -             -
Cumulative translation adjustment                    -       -           -         -              -            -             -
Unrealized gain on available-for-sale securities,
     net of reclassification adjustment (a)          -       -           -         -              -            -             -
--------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                   79,750,254    $ 80    (156,768)     $(56)      $409,244      $58,506      $(12,176)
--------------------------------------------------------------------------------------------------------------------------------

                                                                               Accumulated
                                                                                  Other                   Total
                                                         Accumulated          Comprehensive            Stockholders'
                                                           Deficit                Income                  Deficit
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                             $  (825,800)            $(4,577)                $(366,003)
Issuance of common stock upon exercise of
     options for cash                                              -                   -                         -
Purchase of treasury stock for cash                                -                   -                       (56)
Accrued Series E and F preferred stock
     dividends                                                     -                   -                   (10,565)
Accretion of Series E and F preferred stock                        -                   -                    (2,474)
Deferred compensation from grants of
     common stock                                                  -                   -                         -
Amortization of deferred compensation                              -                   -                     4,319
Reversal of deferred compensation from
     cancellation of grants to purchase
     common stock                                                  -                   -                         -
Net loss                                                    (190,371)                  -                  (190,371)
Cumulative translation adjustment                                  -                 206                       206
Unrealized gain on available-for-sale securities,
     net of reclassification adjustment (a)                        -               4,619                     4,619
----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                                $(1,016,171)              $ 248                 $(560,325)
----------------------------------------------------------------------------------------------------------------------

(a)  Reclassification adjustment for losses included in net loss:
       Unrealized holding loss arising during the period              $  (428)
       Less: Reclassification adjustment for realized loss included
             in net loss                                                5,047
                                                                      -------
       Net unrealized gain on securities                              $ 4,619
                                                                      -------


                The accompanying notes are an integral part of
                   these consolidated financial statements.

RHYTHMS NETCONNECTIONS INC.
Notes to Consolidated Financial Statements


1.   Basis of Presentation

The consolidated financial statements include the accounts of Rhythms NetConnections Inc. (the Company) and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared by the Company without audit, except for the December 31, 2000, balance sheet, which was derived from the audited financial statements. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods shown. These financial statements should be read in conjunction with the financial statements and notes thereto (the 2000 Financial Statements) included in the Company's latest report on Form 10-K, for the period ended December 31, 2000, as filed with the Securities and Exchange Commission on April 2, 2001, as amended by Form 10-K/A, as filed with the SEC on April 5, 2001 (the 2000 10-K). The results of operations for the three months ended March 31, 2001 (Q1 2001) are not necessarily indicative of the results to be expected for the full year ending December 31, 2001 (2001).

The Company's ultimate success depends upon, among other factors, raising substantial additional financing; extending its cash resources; continuing to evaluate the size of its operations; implementing one or more strategic alternatives; restructuring its balance sheet; attracting and retaining customers; rapidly scaling operations and the systems that support those operations; effectively responding to competitive developments; managing its strategic investments and strategic relationships; complying with governmental regulatory requirements; and continuing to attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing these matters and failure to do so could have a material adverse effect on the Company's business, prospects, operating results and financial condition. The Company's significant operating losses are expected to continue, which will require additional financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Loss Per Share

Basic earnings per share (EPS) is calculated by dividing the income or loss available to common stockholders by the weighted average number of common shares outstanding for the period without consideration for common stock equivalents. Diluted EPS is computed by dividing the income or loss available to common stockholders by the weighted average number of common shares and common stock equivalents outstanding for the period. Shares subject to repurchase by the Company are considered common stock equivalents for purposes of this calculation. Shares issuable upon conversion of preferred stock, upon the exercise of outstanding stock options and warrants and shares issued subject to repurchase by the Company totaling 9,740,703 and 36,889,319, respectively, for the three months ended March 31, 2000 and 2001, have been excluded from the computation since their effect would be antidilutive.

Reclassifications

Certain balances in the 2000 Financial Statements have been reclassified to conform to the 2001 presentation. The reclassifications had no effect on financial condition, results of operations or cash flows.

2.   Restructuring Charge

During the first quarter 2001, the Company recorded a restructuring charge of $15.2 million as a result of its announced intention in January 2001 to focus on, during the remainder of 2001, and provide services in only its top 40 markets, and in connection with the reduction of its workforce by approximately 450 employees. The charge consisted of costs associated with the termination of employees, future lease costs associated with facilities to be abandoned and impairment of leasehold improvements in these facilities, and network and customer costs associated with the refocus on the top 40 markets. Details of the March 31, 2001 restructuring charge are as follows:


                  Total           Amounts            Non-Cash         Remaining
                  Charge            Paid              Charges           Balance
                 ---------------------------------------------------------------
                                  (amounts in thousands)

Employee costs    $ 2,700         $ 2,620            $    -            $   80
Facility costs      7,437              59             6,207             1,171
Customer costs      1,570              68                 -             1,502
Network costs       3,518             145                 -             3,373
                 ---------------------------------------------------------------
                 $ 15,225         $ 2,892           $ 6,207            $6,126
                 ===============================================================

3.   Retention Program

In February 2001, the Company's Compensation/Special Committee approved a management retention plan whereby key employees received cash and stock bonuses for remaining with the Company for specified periods of time.

4.   Accumulated Other Comprehensive Income

Accumulated other comprehensive loss of $4.6 million at December 31, 2000 is primarily attributable to the unrealized loss on the Axxent, Inc. (Axxent) common stock which was held as an available-for-sale security and was carried at fair value. In April 2001, a Toronto, Ontario court appointed PricewaterhouseCoopers as receiver for Axxent's business. As a result, the Company has written this investment off and recognized a loss of $5.7 million as of March 31, 2001. The Company is currently in discussions with the receiver regarding its plans with respect to Axxent as well as Rhythms Canada Inc. (Rhythms Canada).

Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of shareholders' equity. Revenues, costs and expenses denominated in foreign functional currencies are translated at the weighted-average exchange rate for the period. The cumulative translation adjustment at December 31, 2000, was $0.1 million compared $0.2 million at March 31, 2001.

5.   Investments

The Company has a net investment of $13.9 million as of March 31, 2001 in @Home Network Solutions, Inc. (Solutions). In March 2001, the Company's two representatives resigned as directors of Solutions and requested, on the Company's behalf, that Solutions redeem its shares of Solutions Series B Preferred Stock for their liquidation value, net of the Company's share of certain operating expenses incurred by Solutions since the date of the Company's investment. The Solutions board of directors is currently soliciting the consents of the other Solutions stockholders for such redemption.

In March 2001, the Company funded an additional $2.7 million capital-call to Rhythms Canada and received an additional 635,323 shares of Class A voting stock of Rhythms Canada. The Company's 1,323,558 shares of Class A voting stock represents 50% of the total outstanding shares of Rhythms Canada. Axxent Corp., a wholly-owned subsidiary of Axxent, owns the other 50%. See Note 4 above for a discussion of the Axxent receivership.

In April 2001, the directors of Garnet Connections Planning, Inc. (Garnet Connections), (over the objections of the directors appointed by the Company), voted against commercializing DSL in Japan and in favor of liquidating Garnet Connections and returning its remaining funds to its stockholders. The Company anticipates that its investment balance in Garnet Connections approximates the amount of cash expected to be received.

In March 2001, the Company acquired 2,034,878 additional shares of Series C Convertible Participating Preferred Stock of Winfire, Inc. (a/k/a Steel Enterprise Holdings, Inc.) (SEH), pursuant to an Assignment of DSL Lines and Mutual Release entered into with SEH. The additional shares have not been issued yet and there is a question regarding whether SEH has the legal ability to issue such shares. In April 2001, SEH made a general assignment of its assets for the benefit of creditors under California law. As a result, the Company has written this investment off and recognized a loss of $8.9 million at March 31, 2001.

6.   Senior Notes Payable and Lease Financing

On January 31, 2001, one of the Company's equipment lessors, GATX Capital Corporation (GATX), notified the Company that an Event of Default had occurred for failure to satisfy the operating cash flow covenant for the periods ending September 30, 2000 and December 31, 2000. The Company was back in compliance with the operating cash flow covenant for the most recent period ended March 31, 2001. However, the Company is in discussions with GATX about resolving outstanding disputes. Total remaining lease payments due under the GATX lease were approximately $82.0 million at March 31, 2001.

7.   Subsequent Events

In April 2001, FireTap Communications, Inc. (Firetap), an affiliate of Homestore.com, Inc., restructured its capital structure, resulting in the Company's shares of FireTap common stock being converted into a new class of Series B Preferred Stock of FireTap. In April 2001, Catherine Hapka resigned from the FireTap board of directors. In May 2001, Scott Chandler resigned from the Firetap board of advisors.

In April 2001, the Company successfully renegotiated its enterprise services solution agreement with Cisco Systems, Inc. for a one-year period.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Cautionary Note About Forward-looking Statements

All statements contained herein that are not statements of historical fact constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from historical results or from any future results expressed or implied by such forward-looking statements. Readers are urged to consider statements that include the terms "believe," "belief," "expects," "plans," "anticipates," "intends" or the like to be uncertain and forward-looking. Forward-looking statements also include projections of financial performance, statements regarding management's plans and objectives and statements concerning any assumptions relating to the foregoing. For a discussion of developments since March 31, 2001, see "Developments Since March 31, 2001" below.

The fiscal years ended December 31, 2000 and 2001 are referred to herein as 2000 and 2001, respectively. The fiscal quarters ended March 31, 2000, March 31, 2001, and June 30, 2001 are referred to herein as Q1 2000, Q1 2001, and Q2 2001, respectively.

General

The Company is a leading service provider of broadband local access communication services. The Company was formed in February 1997 and began offering commercial services in the United States (U.S.) in April 1998. The Company's services include a range of high-speed, "always on" connections that offer its customers both cost and performance advantages when accessing the Internet or private networks. The Company uses multiple digital subscriber line
(DSL) technologies to provide data transfer rates ranging from 128 kbps to 8.0 Mbps delivering data to the end user and from 128 kbps to 1.5 Mbps receiving data from the end user.

In January 2001, the Company announced that, although it intended to maintain a physical presence in all of its 60 markets and 1,850 COs, it planned to focus on, and provide services in only its top 40 markets, representing approximately 1,400 COs. The Company continues to review the number of markets it is in, the number of COs it operates, the size of its workforce and its other selling, general and administrative (SG&A) costs with a view to conserving cash and enhancing its ability to achieve future profitability. As of March 31, 2001, the Company had approximately 83,000 DSL lines in service.

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

Revenue

Revenue for Q1 2001 increased to $19.0 million from $6.3 million in Q1 2000, an increase of $12.7 million. Net monthly recurring service fees totaled $15.7 million for Q1 2001, compared to $6.3 million for Q1 2000. Nonrecurring net installation revenue totaled $3.3 million for Q1 2001, compared to none for Q1 2000. The significant increase in revenue for Q1 2001 compared to Q1 2000 is a result of increased subscriber growth. Revenue deferred for Q1 2001 net of amortization was $5.9 million compared to $1.9 million for Q1 2000.

Network and Service Costs

Network and service costs for Q1 2001 were $74.9 million, compared to $38.0 million for Q1 2000. The increase in network and service costs is attributable to the expansion of the Company's network and continued growth in its subscriber base.

Selling, Marketing, General and Administrative

Selling, marketing, general and administrative expenses for Q1 2001 were $61.8 million, compared to $61.5 million for the same period in 2000. Selling, marketing, general and administrative expenses include deferred compensation expense of $4.3 million for Q1 2001, compared to $1.8 million for Q1 2000. This increase reflects the granting of stock awards and stock options to employees and officers with prices below the per share fair market values of the Company's common stock on the grant dates. The deferred compensation is amortized over the vesting period of such grants, typically four years. The increase in selling, marketing, general and administrative expenses was partially offset by a reduction in marketing expenses attributable to the Company's continued efforts to reduce expenses in order to conserve cash and enhance its ability to achieve future profitability.

Restructuring Charge

At March 31, 2001, the Company recorded a one-time restructuring charge of $15.2 million as a result of its announced intention in January 2001 to focus on, during the remainder of 2001, and provide services in only its top 40 markets, and in connection with the reduction of its workforce by approximately 450 employees.

Depreciation and Amortization

Depreciation and amortization for Q1 2001 was $17.4 million, compared to $9.4 million for Q1 2000. This increase reflects the rapid expansion of the Company's network over the past year.

During the first and second quarters of 1999, the Company entered into strategic arrangements with Microsoft Corporation (Microsoft) and Qwest Communications International Inc. (Qwest). In addition to their investments in the Company totaling $45.0 million, the strategic arrangements provide for certain other business relationships. Combined, these business relationships were valued at $23.2 million and have been capitalized as deferred assets, which are being amortized over three- and five-year periods.

At December 31, 2000, the Company determined that the remaining capitalized costs associated with its relationship with Microsoft were impaired and wrote-off the balance. For Q1 2001, $0.7 million in amortization for deferred business acquisition costs relating to Qwest was recorded, compared to $1.6 million relating to Microsoft and Qwest for Q1 2000.

Net Interest Income and Expense

Interest income for Q1 2001 was $7.4 million, compared to $8.3 million for Q1 2000. The decrease is primarily attributable to a decrease in invested cash balances. As of March 31, 2001, unrestricted cash and investments totaled $336.6 million compared to $1.0 billion at March 31, 2000.

Interest expense and amortized debt discount and issue costs increased to $28.6 million for Q1 2001, compared to $22.2 million for Q1 2000. This increase primarily resulted from costs associated with the $300 million 14% Senior Notes due 2010 (2000 Notes) issued in February 2000.

Equity in Losses of Affiliates

Equity in losses of affiliates for Q1 2001 was $3.7 million compared to none for Q1 2000. This amount represents the equity losses the Company recorded for its strategic investments made during 2000 and 2001.

Loss on Investment

Loss on investment for Q1 2001 was $14.6 million compared to none in Q1 2000. In April 2001, SEH made a general assignment of its assets for the benefit of creditors under California law. As a result, the Company has written this investment off and recognized a loss of $8.9 million at March 31, 2001. In April 2001, a Toronto, Ontario court appointed PricewaterhouseCoopers as receiver for Axxent's business. As a result, the Company has written this investment off and recognized a loss of $5.7 million at March 31, 2001.

Liquidity and Capital Resources

In Q1 2001, net cash used in operating activities was $142.4 million, compared to $97.3 million in Q1 2000. This cash was used for a variety of operating purposes, including salaries, consulting and legal expenses, network operations and overhead expenses. Net cash provided by investing activities in Q1 2001 was $137.8 million, compared to net cash used of $781.4 million in Q1 2000. This cash provided or used was primarily for maturities or purchases of short-term investments and equipment and payments of collocation fees. Net cash used by financing activities in Q1 2001 was $0.1 million compared to net cash provided of $832.1 million in Q1 2000. The 2000 amounts resulted primarily from the issuance of Preferred Stock, Common Stock and senior debt.

The development and expansion of the Company's business requires continued capital expenditures. In Q1 2001, these capital expenditures primarily included costs that support the network design and development. Capital expenditures, including payments for collocation fees, were $20.2 million in Q1 2001 compared to $28.9 million for Q1 2000. The Company anticipates that its capital expenditures for the remainder of 2001 will be approximately $50.0 million to $60.0 million.

In January 2001, the Company announced that although it intended to maintain a physical presence in all 60 markets and approximately 1,850 COs, it planned to focus on, and provide services in, its top 40 markets representing approximately 1,400 COs. The Company continues to review the number of markets it is in, the number of COs it operates, the size of its workforce and its other SG&A costs with a view to conserving cash and enhancing its ability to achieve future profitability.

The Company has substantial indebtedness and debt service obligations. As of March 31, 2001, total indebtedness was $839.4 million, cash and investments totaled $403.5 million ($66.9 million of which is restricted in accordance with the terms of the Company's $325 million 12 3/4% Senior Notes due 2009 (1999 Notes)) and the accumulated deficit was $1.0 billion. In addition, the Company has operating lease payments of approximately $201.2 million due over the next three years.

On January 31, 2001, one of the Company's equipment lessors, GATX, notified the Company that an Event of Default had occurred for failure to satisfy the operating cash flow covenant for the periods ending September 30, 2000 and December 31, 2000. The Company was back in compliance with the operating cash flow covenant for the most recent period ended March 31, 2001.

However, the Company is in discussions with GATX about resolving outstanding disputes. Total remaining lease payments due under the GATX lease were approximately $82.0 million at March 31, 2001.

The Company is not generating sufficient revenue to fund its operations or to repay debt and Preferred Stock obligations. The Company's substantial leverage poses the risks that:

     .    it may be unable to obtain additional debt or equity funding;

     . it may be unable to pay dividends on its Preferred Stock or to repay its debt; and

     . it must dedicate a substantial portion of its cash flow from operations to service its debt and Preferred Stock.

     . it may be unable to consolidate, merge or transfer all or substantially all of its assets

The Company's significant operating losses are expected to continue. Accordingly, the Company's operations will require significant additional capital. The Company intends to seek substantial additional financing in the future to fund the growth of its operations. The Company believes that its current capital resources will be sufficient to fund its aggregate capital expenditures and working capital requirements, including operating losses, into January 2002. The Company's actual funding requirements may differ materially if its assumptions underlying this estimate turn out to be incorrect.

The Company may be unable to obtain future debt or equity financing on acceptable terms, or at all. Recently, the financial markets have experienced extreme price fluctuations. The ongoing market downturn and continuing general market uncertainty, as well as the recent decline in the DSL industry, are adversely affecting the Company's ability to secure additional financing. The Indentures restrict the Company's ability to obtain additional debt financing. Any future borrowing instruments, such as credit facilities and lease agreements, are likely to contain similar or more restrictive covenants and could require the Company to pledge assets as security for the borrowings. If the Company is unable to obtain additional capital (or vendor financing) or is required to obtain it on terms less satisfactory than what the Company desires, the Company will need to further limit its network services or take other actions that could adversely affect its business operations. If the Company is unable to generate sufficient cash flow or obtain funds necessary to meet required debt payments, then the Company will be in default on its debt instruments. To date, the Company's cash flows from operations have been insufficient to cover its expenses and capital needs.

The securities markets are currently not available to the Company. The Company needs to raise additional financing. The Company may be required to restructure its balance sheet. It is unlikely that the Company could obtain additional financing without effecting such restructuring. There is no assurance that the Company would be able to successfully restructure its balance sheet on terms acceptable to it, or at all. If the Company is unable to restructure its balance sheet and obtain additional financing, the Company likely will be unable to fund its operating requirements and meet its debt and Preferred Stock obligations as they come due.

As a result of the economic downturn, the Company may be unable to withstand competitive pressures and may be unable to respond to changing business and economic conditions. In addition, many of its competitors are larger, are better capitalized, have stronger brand recognition, a wider range of products and services, own the copper lines, and have existing relationships with end users, available pricing discounts, central office access, capital availability and exclusive contracts. In addition, the Company depends on the ILECs for collocation and transmission facilities. Because the Company competes with ILECs in its markets, the ILECs may be reluctant to cooperate with the Company.

In the last 12 months, the U.S. economy has suffered a sharp decline. The telecommunications industry has been particularly hard hit by this downturn. The Company, like many telecommunications companies, has seen its stock price fall dramatically, and its ability to raise additional funding in the public and private markets has been severely limited. Many customers have reduced their expenditures for telecommunications services, including the Company's services, and in some cases delayed (or announced they are considering delaying) decisions to roll out the Company's services or decisions to make initial evaluations of the Company's services. Some of the Company's customers, which are startup or emerging businesses themselves, have experienced a sharp decline in their businesses. Some have gone out of business or filed for protection under the federal bankruptcy laws, calling into question the likelihood of collection of the full amounts they owe us and the continued viability of the customer lines they have installed with the Company. Other national DSL providers have also experienced significant financial difficulties. NorthPoint has filed for bankruptcy and the bankruptcy court has approved the sale of substantially all of its assets to AT&T Corp. or one of its subsidiaries. These developments with respect to our competitors have adversely affected the Company and the entire DSL industry. A continuation of this economic downturn, and the results thereof, could have a material and adverse effect on the Company's business.

During Q1 2001:

     . In January 2001, as a result of the Company's intention to focus on, and provide services in, only its top 40 markets and in connection with its reduction of the workforce by 450 employees, the Company has taken a one-time, 2001 first quarter restructuring charge of $15.2 million.

     . In February 2001, the Compensation Committee approved a management retention plan whereby certain key employees received cash and stock bonuses for remaining with the Company for specified periods of time.

     . In March 2001, the Company's Board engaged Lazard Freres & Co. LLC, an investment banking firm, to provide financial advice and to assist it in evaluating strategic alternatives and other possible financial transactions, including, but not limited to, a sale of the Company, a strategic transaction, joint venture or partnership with a financial, strategic or industry partner or other similar transaction, a debt and/or equity financing or restructuring, a public or private sale of debt or equity securities or assets, and/or acquisition, merger, consolidation, reorganization, recapitalization or other business combination. In conjunction with the Company's strategic alternative initiatives, it is continuing to review the number of markets it is in, the number of COs it operates, the size of its workforce and its other SG&A costs with a view to conserving cash and enhancing its ability to achieve future profitability. While the Company will consider all commercially reasonable strategic alternatives, there can be no assurance that a transaction will be consummated on terms acceptable to the Board, or at all.

     . Also in March 2001, the Company entered into an Assignment of DSL Lines and Mutual Release with SEH. Pursuant to that agreement and in exchange for a mutual release by both parties of any claims either may have against the other: (a) SEH agreed to assign to the Company all of its rights to the line share DSL circuits installed by the Company or ordered from the Company and not yet installed; and (b) the Company agreed to convert approximately $1.0 million of accounts receivable that SEH owed to it as of February 28, 2001, and approximately $2.9 million in funds it prepaid to Winfire for marketing and development into 2,034,878 additional shares of Series C Preferred Stock of SEH. The additional shares have not been issued yet and there is a question regarding whether SEH has the legal ability to issue such shares. In April 2001, SEH made a general assignment of its assets for the benefit of creditors under California law. As a result, the Company has written this investment off and recognized a loss of $8.9 million at March 31, 2001.

Developments since March 31, 2001:

     . On May 9, 2001, the Company announced plans to reduce its full-time, nationwide workforce by an additional 400 employees, or approximately 25% of its current workforce, which will result in a Q2 2001 restructuring charge of $6 million to $8 million. The Company continues to review the size of its workforce in light of its evolving business plan.

     . On April 23, 2001, a Toronto, Ontario court appointed PricewaterhouseCoopers as receiver for Axxent's business. The Company is currently in discussions with PricewaterhouseCoopers regarding its plans with respect to Axxent as well as Rhythms Canada. As a result, the Company has written this investment off and recognized a loss of $5.7 million at March 31, 2001.

     . In April 2001, the directors of Garnet Connections (over the objections of the directors appointed by the Company), voted against commercializing DSL in Japan and in favor of liquidating Garnet Connections and returning its remaining funds to its stockholders.

     . In April 2001, FireTap restructured its capital structure resulting in the Company's shares of FireTap common stock being converted into a new class of Series B Preferred Stock of FireTap. Also, in April 2001, Catherine Hapka resigned from the FireTap board of directors. In May 2001, Scott Chandler resigned from the FireTap board of advisors.

     . In April 2001, the Company successfully renegotiated its enterprise services solution agreement with Cisco Systems, Inc. for a one-year period.

     . The Company is working with several former customers of NorthPoint Communications Group, Inc. to transition certain business DSL lines to the Company's network.

     . Effective April 2, 2001, Catherine Hapka, the company's former Chairman and Chief Executive Officer (CEO), resigned from her positions as officer and director of the Company and its subsidiaries. Ms. Hapka's final day with the Company was May 1, 2001. Steve Stringer, the Company's President and Chief Operating Officer, has assumed the responsibilities of CEO and will retain his current title.

     . In April 2001, the Compensation Committee of the Board approved the following retention/performance program for Scott Chandler: (1) a 2001 retention bonus equal to his base salary of $275,000, payable in two installments as follows: (a) $91,666.67, which was paid in April 2001, and (b) $183,333.33 payable on June 15, 2001, provided that Mr. Chandler continues to be employed by the Company through June 1, 2001;
          (2) a performance bonus equal to 1% of "investment capital" raised by the Company from any source or combination of sources, provided that no performance bonus shall be earned by, or payable to, Mr. Chandler or his designee(s) unless the total investment capital raised by the Company equals or exceeds $100 million; (3) eight weeks of paid vacation between June 2, 2001 and August 31, 2001; and (4) severance pay in an amount equal to $275,000 in the event his employment is terminated by the Company at any time without cause.

     . In April, 2001, Mr. Kennedy, the Company's Senior Vice President of Networks, signed his 2001 retention agreement (the terms of which are disclosed in the 2000 10-K.)

     . The Company continues discussions with the Nasdaq Stock Market, Inc. (Nasdaq), regarding Nasdaq's intent to issue the Company a formal delisting notice for the reasons originally disclosed in the Company's 2000 Form 10-K. As of the date hereof, the Company has not received a formal delisting notice from Nasdaq. The Company has not decided if it will appeal a Nasdaq delisting notice if a notice is received.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains an investment portfolio of cash and cash equivalents, short-term investments, accounts receivable and investments in privately held companies. The Company has no investments in any publicly traded securities of other companies. The carrying amounts for all of these investments, other than investments in privately held companies, approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for long-term debt, other than the Company's Indenture debt, approximate fair value based upon management's best estimates of what interest rates would be available for the same or similar instruments. The Company's Indenture debt is publicly traded. The combined quoted fair market value and the combined carrying amount of the Company's Indenture debt at December 31, 2000, was $197.5 million and $832.2 million, respectively. Many of the privately held companies that the Company has invested in can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. The Company could lose its entire initial investment in these companies.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash equivalents and short term investments. The Company has invested its cash in excess of operation needs in money market funds, certificates of deposit with high quality financial institutions, obligations of the U.S. government and its agencies and commercial paper rated A-1, P-1 to minimize credit risk as well as interest rate risk. Because of the extremely short-term nature of the Company's investment portfolio, the Company believes that increases or decreases in interest rates should not have a material adverse impact on the fair value of the Company's investment portfolio. The Company does not currently hedge interest rate exposures.


PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

Lafleur/Reliance Litigation - See Item 3 - Legal Proceedings in the 2000 10-K for background information concerning the Lafleur Litigation, the terms of the settlement thereof and the Reliance Litigation. There have been no new developments with respect to the Lafleur/Reliance Litigation since April 5, 2001, the date on which the Company filed its form 10-K/A for 2000 with the SEC (the 2000 10-K/A Filing Date).

Guild Litigation - See Item 3 - Legal Proceedings in the 2000 10-K for background information concerning the Guild Litigation. There have been no new developments with respect to the Guild Litigation since the 2000 10-K/A Filing Date, except that on April 6, 2001, Guild filed a Complaint against the Company in the District Court for the County of Arapahoe, State of Colorado. The Company fully intends to answer the complaint and any and all available counterclaims.

Lacy Litigation - See Item 3 - Legal Proceedings in the 2000 10-K for background information concerning the Lacy Litigation. There have been no new developments with respect to the Lacy Litigation since the 2000 10-K/A Filing Date.

In addition, the Company is subject to state commission, Federal Communications Commission and court decisions as they relate to the interpretation and implementation of the 1996 Act, the interpretation of competitive local exchange carriers interconnection agreements in general and our interconnection agreements in particular. In some cases, we may be deemed to be bound by the results of ongoing proceedings of these bodies. We therefore may participate in proceedings before these regulatory agencies or judicial bodies that affect, and allow us to advance, our business plans.

ITEM 2   SECURITIES AND USE OF PROCEEDS

None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

See the discussion of the default under the GATX lease financing agreements in
Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources above.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5   OTHER INFORMATION

None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

None
----


Reports on Form 8-K
-------------------

None

                          RHYTHMS NETCONNECTIONS INC.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 9, 2001                 /s/  J.W. Braukman
                                   ------------------
                                   J.W. Braukman
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)